Form 10-Q
period 2018-08-31
Tenzing Acquisition Corp.
filed 2018-10-11
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38634

TENZING ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 West 55th Street
New York, New York 10019
(Address of Principal Executive Offices, including zip code)

(212) 710-5220
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of October 11, 2018, there were 8,265,063 ordinary shares, no par value, issued and outstanding.

TENZING ACQUISTION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet as of August 31, 2018 (unaudited)	1

	Condensed Statements of Operations for the Three Months Ended August 31, 2018 and for the Period from March 20, 2018 (inception) through August 31, 2018 (unaudited)	2

	Condensed Statement of Cash Flows for the Period from March 20, 2018 (inception) through August 31, 2018 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Control and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

TENZING ACQUISTION CORP.

CONDENSED BALANCE SHEET

AUGUST 31, 2018

(Unaudited)

ASSETS
Current Assets
Cash	$441,569
Prepaid expenses and other current assets	78,200
Total Current Assets	519,769

Marketable securities held in Trust Account	64,535,015
Total Assets	$65,054,784

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Accounts payable	$1,520
Total Current Liabilities	1,520

Deferred underwriting fee payable	2,213,750
Total Liabilities	2,215,270

Commitments

Ordinary shares subject to possible redemption, 5,668,781 shares at redemption value	57,839,505

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—
Ordinary shares, no par value; unlimited shares authorized; 2,596,282 shares issued and outstanding (excluding 5,668,781 shares subject to possible redemption)	4,995,663
Retained earnings	4,346
Total Shareholders’ equity	5,000,009
Total Liabilities and Shareholders’ Equity	$65,054,784

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISTION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31, 2018	For the Period from March 20, 2018 (inception) through August 31, 2018

Operating costs	$2,328	$15,669
Loss from operations	(2,328)	(15,669)

Other income (expense):
Interest income	24,070	24,070
Unrealized loss on marketable securities held in Trust Account	(4,055)	(4,055)
Net income	$17,687	$4,346

Weighted average shares outstanding, basic and diluted (1)	1,460,688	1,423,069

Basic and diluted net loss per ordinary share (2)	$(0.00)	$(0.01)

(1)	Excludes an aggregate of up to 5,668,781 shares subject to possible redemption at August 31, 2018.
(2)	Excludes interest income of $17,937 attributable to shares subject to possible redemption for the three months ended August 31, 2018 and for the period from March 20, 2018 (inception) through August 31, 2018 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISTION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 20, 2018 (INCEPTION) THROUGH AUGUST 31, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net income	$4,346
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(24,070)
Unrealized loss on marketable securities held in Trust Account	4,055
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(78,200)
Accounts payable	1,520
Net cash used in operating activities	(92,349)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(64,515,000)
Net cash used in investing activities	(64,515,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	25,000
Proceeds from sale of Units, net of underwriting discounts paid	61,826,875
Proceeds from sale of Private Units	3,588,130
Payment of offering costs	(391,087)
Advances from related party	363,436
Repayment of advances from related party	(363,436)
Net cash provided by financing activities	65,048,918

Net Change in Cash	441,569
Cash – Beginning	—
Cash – Ending	$441,569

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$57,821,015
Change in value of ordinary shares subject to redemption	$18,490
Deferred underwriting fee payable	$2,213,750

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tenzing Acquisition Corp. (the “Company”) is a blank check company incorporated in the British Virgin Islands on March 20, 2018. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that operate in India.

At August 31, 2018, the Company had not yet commenced any operations. All activity through August 31, 2018 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below.

The registration statement for the Initial Public Offering was declared effective on August 20, 2018. On August 23, 2018 the Company consummated the Initial Public Offering of 5,500,000 units (“Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating total gross proceeds of $55,000,000, which is described in Note 3. Each Unit consists of one ordinary share of the Company and one warrant of the Company (which is redeemable under certain circumstances) (the “Public Warrants”), with each Public Warrant entitling the holder thereof to purchase one ordinary share of the Company for $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 323,750 units (the “Private Units”) at a price of $10.00 per unit in a private placement to the Company’s sponsor, Tenzing LLC, a Delaware limited liability company (the managing members of which are the Company’s Chairman and Chief Executive Officer) (the “Sponsor”), and the underwriter of the Initial Public Offering, generating total gross proceeds of $3,237,500, which is described in Note 4.

Following the closing of the Initial Public Offering on August 23, 2018, an amount of $56,100,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

On August 30, 2018, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company consummated the sale of an additional 825,000 Units and the sale of an additional 35,063 Private Units, each at $10.00 per unit, generating total gross proceeds of $8,600,630. Following the closing, an additional $8,415,000 of net proceeds ($10.20 per Unit) was deposited in the Trust Account, resulting in $64,515,000 held in the Trust Account.

Transaction costs amounted to $4,027,962, consisting of $1,423,125 of underwriting fees, $2,213,750 of deferred underwriting fees and $391,087 of offering costs. As of August 31, 2018, $441,569 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and interest released to pay taxes payable) at the time of the signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. For so long as the Company is deemed to be a foreign private issuer, it will conduct redemptions in accordance with the tender offer rules of the Securities and Exchange Commission (“SEC”). In connection with a proposed Business Combination, unless the Company is deemed to be a foreign private issuer at such time, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

TENZING ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

(Unaudited)

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 20% or more of the Public Shares without the Company’s prior written consent.

The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, or if the Company is deemed to be a foreign private issuer at such time, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the SEC’s tender offer rules, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s Sponsor has agreed (a) to vote its founder shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the founder shares) and Private Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until February 23, 2020 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less up to $50,000 of interest to pay liquidation expenses), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.20).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.20 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

TENZING ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 22, 2018, as well as the Company’s Current Report Form 8-K, as filed with the SEC on August 29, 2018. The interim results for the period from March 20, 2018 (inception) through August 31, 2018 are not necessarily indicative of the results to be expected for the period from March 20, 2018 (inception) through February 28, 2019 or for any future periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of August 31, 2018.

Marketable securities held in Trust Account

At August 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

TENZING ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

(Unaudited)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at August 31, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero and it has no deferred tax assets. The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at August 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,683,813 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

TENZING ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

(Unaudited)

	Three Months Ended August 31,	For the Period from March 20, 2018 (inception) through August 31,
	2018	2018
Net income	$17,687	$4,346
Less: Income attributable to ordinary shares subject to redemption	(17,937)	(17,937)
Adjusted net loss	$(250)	$(13,591)

Weighted average shares outstanding, basic and diluted	1,460,688	1,423,069

Basic and diluted net loss per ordinary share	$(0.00)	$(0.01)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At August 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,325,000 Units at a purchase price of $10.00 per Unit, inclusive of 825,000 Units sold to the underwriters on August 30, 2018 upon the underwriters’ election to fully exercise their over-allotment option. Each Unit consists of one ordinary share and one Public Warrant. Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share and is redeemable by the Company under certain circumstances (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriter of the Initial Public Offering (and its designees) purchased an aggregate of 323,750 Private Units at a price of $10.00 per Private Unit, of which 310,000 Private Units were purchased by the Sponsor and 13,750 Private Units were purchased by the underwriter ($3,237,500 in the aggregate). On August 30, 2018, the Company consummated the sale of an additional 35,063 Private Units at a price of $10.00 per Private Unit, of which 33,000 Private Units were sold to the Sponsor and 2,063 Private Units were sold to the underwriter, generating gross proceeds of $350,630. Each Private Unit consists of one Private Share and one redeemable warrant (each, a “Private Warrant”). Each Private Warrant is exercisable to purchase one ordinary share at a price of $11.50 per share. The proceeds from the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

TENZING ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2018, the Company issued an aggregate of 1,437,500 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. On August 20, 2018, the Company effectuated a 1.1-for-1 share dividend resulting in an aggregate of 1,581,250 founder shares outstanding. The founder shares included an aggregate of up to 206,250 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 30, 2018, as a result of the underwriters’ election to fully exercise their over-allotment option, 206,250 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier of  (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after a Business Combination.

Related Party Advances

Through August 23, 2018, the Company’s Chief Executive Officer advanced an aggregate of $363,436 to be used for the payment of costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The advances were repaid upon the consummation of the Initial Public Offering on August 23, 2018.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on August 20, 2018, the holders of the founder shares, Private Units (and their underlying securities) and any Units that may be issued upon conversion of the Working Capital Loans (and underlying securities) are entitled to registration rights. The holders of 25% of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 825,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 30, 2018, the underwriters elected to fully exercise their over-allotment option to purchase 825,000 Units at a purchase price of $10.00 per Unit.

The underwriters are entitled to a deferred fee of 3.50% of the gross proceeds of the Initial Public Offering, or $2,213,750. The deferred fee will be paid in cash only upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares at no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At August 31, 2018, there were 2,596,282 ordinary shares issued and outstanding, excluding 5,668,781 ordinary shares subject to possible redemption.

TENZING ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

(Unaudited)

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares at no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At August 31, 2018, there are no preferred shares designated, issued or outstanding.

Warrants — The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

•	at any time while the Public Warrants are exercisable,
•	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,
•	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $21.00 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and
•	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The Private Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

TENZING ACQUISTION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

(Unaudited)

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at August 31, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	August 31, 2018
Assets:
Marketable securities held in Trust Account	1	$64,535,015

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Tenzing Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Tenzing LLC (the managing members of which are Parag Saxena, our Chairman, and Rahul Nayar, our Chief Executive Officer). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on March 20, 2018 in the British Virgin Islands with limited liability (meaning our shareholders have no liability, as members of the Company, for the liabilities of the Company over and above the amount already paid for their shares) formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar Business Combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Units that occurred simultaneously with the completion of our Initial Public Offering, our shares, debt or a combination of cash, shares and debt.

The issuance of additional shares in a Business Combination:

●	may significantly dilute the equity interest of investors who would not have pre-emption rights in respect of any such issue;

●	may subordinate the rights of holders of ordinary shares if the rights, preferences, designations and limitations attaching to the preferred shares are created by amendment of our memorandum and articles of association by resolution of the board of directors and preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after our initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors (such affiliates including New Silk Route Partners Ltd).  In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority or a qualified independent accounting firm that our initial Business Combination is fair to our company from a financial point of view.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through August 31, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended August 31, 2018, we had a net income of $17,687, consisting of interest income on marketable securities held in our Trust Account of $24,070, offset by operating costs of $2,328 and an unrealized loss on marketable securities held in our Trust Account of $4,055.

For the period from March 20, 2018 (inception) through August 31, 2018, we had a net income of $4,346 consisting of interest income on marketable securities held in our Trust Account of $24,070, offset by operating costs of $15,669 and an unrealized loss on marketable securities held in our Trust Account of $4,055.

Liquidity and Capital Resources

On August 23, 2018, we consummated the Initial Public Offering of 5,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $55,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 323,750 Private Units to the Sponsor and the underwriter of our Initial Public Offering at a price of $10.00 per unit, generating gross proceeds of $3,237,500.

On August 30, 2018, in connection with the underwriters’ election to fully exercise their over-allotment option, we consummated the sale of an additional 825,000 Units and the sale of an additional 35,063 Private Placement Units, generating total gross proceeds of $8,600,630.

Following the Initial Public Offering and the sale of the Private Units, a total of $64,515,000 was placed in the Trust Account. We incurred $4,027,962 in transaction costs, including $1,423,125 of underwriting fees, $2,213,750 of deferred underwriting fees and $391,087 of other costs.

For the period from March 20, 2018 (inception) through August 31, 2018, cash used in operating activities amounted to $92,349. Net income of $4,346 was impacted by interest earned on marketable securities held in the Trust Account of $24,070 and an unrealized loss on securities held in the Trust Account of $4,055. Changes in our operating assets and liabilities used cash of $76,680.

At August 31, 2018, we had marketable securities held in the Trust Account of $64,535,015 (including approximately $20,015 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting fees and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At August 31, 2018, we had cash of $441,569 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Units, at a price of $10.00 per unit at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to consummate our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. Following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at August 31, 2018, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 31, 2018, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on August 22, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on August 22, 2018, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June 2018, we issued to our Sponsor an aggregate of 1,437,500 founder shares for an aggregate purchase price of $25,000 in cash. On August 20, 2018, the Company effectuated a 1.1-for-1 share dividend resulting in an aggregate of 1,581,250 founder shares outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On August 23, 2018, we consummated our Initial Public Offering of 5,500,000 units. On August 30, 2018, in connection with the underwriters’ election to exercise their over-allotment option in full, we sold an additional 825,000 units. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $63,250,000. Maxim Group LLC acted as the sole book running manager of the offering. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-226263). The SEC declared the registration statement effective on August 20, 2018.

Simultaneously with the consummation of the Initial Public Offering and the over-allotment, we consummated a private placement of an aggregate of 358,813 units (the “Private Units”) to our Sponsor and the underwriter at a price of $10.00 per Private Unit, generating total proceeds of $3,588,130. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Units are the same as the units sold in the Initial Public Offering, except that warrants included in the Private Units (the “Private Warrants”) are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering and private placement of Private Units, $64,515,000 was placed in the Trust Account.

We paid a total of $1,423,125 in underwriting discounts and commissions and $391,087 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,213,750 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated August 20, 2018, by and between the Company and Maxim (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated August 20, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (1)
10.1	Investment Management Trust Agreement, dated August 20, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (1)
10.2	Registration Rights Agreement, dated August 20, 2018, by and among the Company, the Sponsor, Maxim and the holders party thereto (1)
10.3	Letter Agreement, dated August 20, 2018, by and among the Company, its officers, its directors and the Sponsor (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on August 24, 2018 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENZING ACQUISTION CORP.

Date: October 11, 2018		/s/ Rahul Nayar
	Name:	Rahul Nayar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 11, 2018		/s/ Gonzalo Cordova
	Name:	Gonzalo Cordova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

