Form 10-Q
period 2018-11-30
Tenzing Acquisition Corp.
filed 2019-01-09
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 9, 2019, there were 8,265,063 ordinary shares, no par value, issued and outstanding.

TENZING ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet as of November 30, 2018 (unaudited)	1

	Condensed Statements of Operations for the Three Months Ended November 30, 2018 and for the Period from March 20, 2018 (inception) through November 30, 2018 (unaudited)	2

	Condensed Statement of Cash Flows for the Period from March 20, 2018 (inception) through November 30, 2018 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Control and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

TENZING ACQUISITION CORP.

CONDENSED BALANCE SHEET

NOVEMBER 30, 2018

(Unaudited)

ASSETS
Current Assets
Cash	$400,959
Prepaid expenses and other current assets	60,547
Total Current Assets	461,506

Marketable securities held in Trust Account	64,877,384
Total Assets	$65,338,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Accounts payable and accrued expenses	$22,403
Total Current Liabilities	22,403

Deferred underwriting fee payable	2,213,750
Total Liabilities	2,236,153

Commitments

Ordinary shares subject to possible redemption, 5,664,528 shares at redemption value	58,102,729

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—
Ordinary shares, no par value; unlimited shares authorized; 2,600,535 shares issued and outstanding (excluding 5,664,528 shares subject to possible redemption)	4,732,439
Retained earnings	267,569
Total Shareholders’ equity	5,000,008
Total Liabilities and Shareholders’ Equity	$65,338,890

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30, 2018	For the Period from March 20, 2018 (inception) through November 30, 2018

Operating costs	$79,147	$94,815
Loss from operations	(79,147)	(94,815)

Other income (expense):
Interest income	353,261	377,331
Unrealized loss on marketable securities held in Trust Account	(10,892)	(14,947)
Net income	$263,222	$267,569

Weighted average shares outstanding, basic and diluted (1)	2,596,282	1,841,745

Basic and diluted net loss per ordinary share (2)	$(0.02)	$(0.03)

(1)	Excludes an aggregate of up to 5,664,528 shares subject to possible redemption at November 30, 2018.
(2)	Excludes interest income of $306,626 and $324,551 attributable to shares subject to possible redemption for the three months ended November 30, 2018 and for the period from March 20, 2018 (inception) through November 30, 2018, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 20, 2018 (INCEPTION) THROUGH NOVEMBER 30, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net income	$267,569
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(377,331)
Unrealized loss on marketable securities held in Trust Account	14,947
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(60,547)
Accounts payable and accrued expenses	22,403
Net cash used in operating activities	(132,959)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(64,515,000)
Net cash used in investing activities	(64,515,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	25,000
Proceeds from sale of Units, net of underwriting discounts paid	61,826,875
Proceeds from sale of Private Units	3,588,130
Payment of offering costs	(391,087)
Advances from related party	363,436
Repayment of advances from related party	(363,436)
Net cash provided by financing activities	65,048,918

Net Change in Cash	400,959
Cash – Beginning	—
Cash – Ending	$400,959

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$57,821,015
Change in value of ordinary shares subject to redemption	$281,714
Deferred underwriting fee payable	$2,213,750

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVMEBER 30, 2018

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

At November 30, 2018, the Company had not yet commenced any operations other than seeking a Business Combination. All activity through November 30, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and seeking to identify a target company for a Business Combination.

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

Transaction costs amounted to $4,027,962, consisting of $1,423,125 of underwriting fees, $2,213,750 of deferred underwriting fees and $391,087 of offering costs. As of November 30, 2018, $400,959 of cash was held outside of the Trust Account and is available for working capital purposes.

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVMEBER 30, 2018

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVMEBER 30, 2018

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 22, 2018, as well as the Company’s Current Report Form 8-K, as filed with the SEC on August 29, 2018. The interim results for the period from March 20, 2018 (inception) through November 30, 2018 are not necessarily indicative of the results to be expected for the period from March 20, 2018 (inception) through February 28, 2019 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of November 30, 2018.

Marketable securities held in Trust Account

At November 30, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVMEBER 30, 2018

(Unaudited)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at November 30, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of November 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at November 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,683,813 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended November 30,	For the Period from March 20, 2018 (inception) through November 30,
	2018	2018
Net income	$263,222	$267,569
Less: Income attributable to ordinary shares subject to redemption	(306,626)	(324,551)
Adjusted net loss	$(43,404)	$(56,982)

Weighted average shares outstanding, basic and diluted	2,596,282	1,841,745

Basic and diluted net loss per ordinary share	$(0.02)	$(0.03)

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVMEBER 30, 2018

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At November 30, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVMEBER 30, 2018

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares at no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At November 30, 2018, there were 2,600,535 ordinary shares issued and outstanding, excluding 5,664,528 ordinary shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares at no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At November 30, 2018, there are no preferred shares designated, issued or outstanding.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVMEBER 30, 2018

(Unaudited)

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVMEBER 30, 2018

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at November 30, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	November 30, 2018
Assets:
Marketable securities held in Trust Account	1	$64,877,384

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to January 9, 2019, the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results (including, without limitation, the results of the Company’s search for and consummation of an initial Business Combination) to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The issuance of additional shares in a Business Combination:

•	may significantly dilute the equity interest of investors who would not have pre-emption rights in respect of any such issue;

•	may subordinate the rights of holders of ordinary shares if the rights, preferences, designations and limitations attaching to the preferred shares are created by amendment of our memorandum and articles of association by resolution of the board of directors and preferred shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial Business Combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through November 30, 2018 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering as described below, and seeking to identify a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended November 30, 2018, we had a net income of $263,222, consisting of interest income on marketable securities held in our Trust Account of $353,261, offset by operating costs of $79,147 and an unrealized loss on marketable securities held in our Trust Account of $10,892.

For the period from March 20, 2018 (inception) through November 30, 2018, we had a net income of $267,569 consisting of interest income on marketable securities held in our Trust Account of $377,331, offset by operating costs of $94,815 and an unrealized loss on marketable securities held in our Trust Account of $14,947.

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

For the period from March 20, 2018 (inception) through November 30, 2018, cash used in operating activities amounted to $132,959. Net income of $267,569 was affected by interest earned on marketable securities held in the Trust Account of $377,331 and an unrealized loss on securities held in the Trust Account of $14,947. Changes in our operating assets and liabilities used cash of $38,144.

At November 30, 2018, we had marketable securities held in the Trust Account of $64,877,384 (including approximately $362,000 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting fees and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At November 30, 2018, we had cash of $400,959 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of November 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at November 30, 2018, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 30, 2018, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

TENZING ACQUISTION CORP.

Date: January 9, 2019		/s/ Rahul Nayar
	Name:	Rahul Nayar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 9, 2019		/s/ Gonzalo Cordova
	Name:	Gonzalo Cordova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

