Form 10-K
period 2019-02-28
Tenzing Acquisition Corp.
filed 2019-05-22
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38634

TENZING ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1429284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

250 West 55th Street New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 710-5220

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbols	Name of Each Exchange on Which Registered:
Ordinary Shares, no par value	TZAC	The NASDAQ Stock Market LLC
Warrants to purchase one Ordinary Share	TZACW	The NASDAQ Stock Market LLC
Units, each consisting of one Ordinary Shares and one Warrant	TZACU	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The registrant’s units began trading on the Nasdaq Capital Market on August 21, 2018 and the registrant’s ordinary shares and warrants began trading on the Nasdaq Capital Market on October 18, 2018. The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on August 31, 2018, as reported on the Nasdaq Capital Market, was approximately $63,725,000.

As of May 17, 2019, there were 8,265,063 ordinary shares, no par value, issued and outstanding.

i

Unless otherwise stated in this annual report on Form 10-K, references to:

●	“we,” “us,” “company” or “our company” are to Tenzing Acquisition Corp., a BVI business company with limited liability;

●	“BVI” refer to the British Virgin Islands;

●	the “Companies Act” and the “Insolvency Act” refer to the BVI Business Companies Act, 2004 and the Insolvency Act of the British Virgin Islands, respectively, and in each case, as amended;

●	“founder shares” are to ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering;

●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

●	“insider units” refer to the 343,000 units sold to our sponsor and its designees upon consummation of our initial public offering;

●	“management” or our “management team” are to our offıcers and directors;

●	“Maxim units” are the 15,813 units we sold privately to Maxim upon consummation of our initial public offering;

●	“ordinary shares” are to the ordinary shares of no par value of the company;

●	“private shares” and “private warrants” refer to the ordinary shares and warrants, respectively, included within the private units;

●	“private units” are to the insider units and the Maxim units;

●	“private shares” and “private warrants” refer to the ordinary shares and warrants, respectively, included within the private units;

●	“public shares” are to ordinary shares which were sold as part of the units in our initial public offering and references to “public shareholders” refer to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	“sponsor” are to Tenzing LLC, a Delaware limited liability company, the managing members of which are Parag Saxena, our Chairman, and Rahul Nayar, our Chief Executive Officer; and

●	“warrants” or “public warrants” are to our redeemable warrants, which includes the public warrants sold as part of the units in our initial public offering.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses, including their industry and geographic location;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq, or an inability to have our securities listed on Nasdaq following our initial business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

PART I

Item 1. Business

BUSINESS

General

We are a blank check company formed pursuant to the laws of the British Virgin Islands on March 20, 2018 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified. We are focusing our efforts on seeking and completing an initial business combination with a company that has an enterprise value of between $150 million and $500 million, although a target entity with a smaller or larger enterprise value may be considered. Although we are not limited to a particular industry or geographic region, we intend to focus on businesses that operate in India.

We completed our initial public offering on August 23, 2018, and the proceeds of our initial public offering (in the amount of $65,241,920 as of February 28, 2019) are held in a trust account for the benefit of our public shareholders. We may use such amounts to help fund our initial business combination, subject to the right of our public shareholders to have their ordinary shares of our company redeemed in connection with our initial business combination.

Our officers and directors have experience in public company governance, executive leadership, operations oversight, private equity investment management and capital markets, both in India and the U.S. Our management team has served as directors, and in executive and advisory capacities for publicly-listed and privately-owned companies. Our directors have experience with acquisitions, divestitures, corporate strategy and implementation, and both cross border (India-U.S.) and U.S. initial public offerings. We believe our management team’s background provides us with the ability to source transactions and identify companies that can thrive in a public-listing environment. We believe this experience is a significant benefit to us as we evaluate potential acquisition or merger candidates and assist us in completing an initial business combination. Additionally, over the course of their careers, our management team, board and advisors have developed an extensive network of contacts and corporate relationships, which we believe provides us with an important source of transaction opportunities, although there can be no assurance of this.

Parag Saxena, our Chairman, has been part of direct investments in companies that have created hundreds of thousands of jobs and that have an aggregate market value exceeding $500 billion as of April 2019 in a career spanning over 30 years. Mr. Saxena is a multi-year member of Forbes’ Midas list, which ranks the world’s best technology investors. He has a strong track record in raising capital and successful investments in both public and private markets around the world. In addition, he has served on committees advising the Prime Minister of India on foreign direct investments and the Planning Commission of India on venture capital.

Our Chief Executive Officer, Rahul Nayar, has worked in capital markets for over 20 years, including with global financial institutions such as GE Capital and UBS, and independently since 2007. He has significant experience and relationships within the private equity industry in India. For over 10 years, he has provided consulting services to one of the largest independent global managers of secondary private equity and co-investment funds with total capital of approximately $38 billion and to Indian companies interested in accessing the U.S. capital markets. He previously advised on an Indian initial public offering in the U.S. and worked the management teams of various U.S. special purpose acquisition companies on sourcing Indian transactions. We expect these relationships and experiences to be valuable for deal sourcing.

Our Chief Financial Officer, Gonzalo Cordova, has been Senior and Lead Portfolio Manager of over $900 million in structured finance vehicles, including a collateralized financial obligations of private equity holdings and collateralized bond obligations of emerging market collateral. In a career spanning over 30 years, he has also served as director of a hedge fund, managed global balanced and fixed income funds and portfolios, served as Investment Counselor specializing in emerging markets and derivatives transactions, and has been a member of various investment policy and asset allocation committees, including committees having responsibility for evaluation and selection of private equity funds as well as private companies.

Our Vice President, Atanuu Agarrwal, has worked at funds that have deployed over $700 million in assets across the U.S. and the Indian subcontinent, including in the early stage, growth capital and buyout asset classes and diverse sectors like financial services, education, telecom, pharmaceutical, healthcare, SAAS and media.

William I. Campbell, one of our directors, has held global leadership positions at companies such as Citigroup, JP Morgan Chase, and Philip Morris leading multi-functional teams in marketing, sales and general management across the US, Canada, and Asia.

Nina Shapiro, one of our directors, has held several senior management and operating roles at the World Bank and led numerous investments in emerging markets. She was a member of the Management Group and was Vice President, Finance, and Treasurer of the International Finance Corporation.

Vikas Thapar, one of our directors, has over 25 years of experience in direct private equity investing, managing funds, privatization advisory and syndications in global emerging markets and India. He has held several senior positions with the International Finance Corporation, the investment arm of World Bank, over a period of 20 years.

In an effort to consummate a business combination, we are leveraging the experience and expertise of our executive officers and directors, including their extensive contacts, relationships and access to acquisition opportunities, by focusing our efforts on identifying a prospective target business or businesses located in India and negotiating the terms of such transaction. Subsequent to the consummation of a business combination, we believe that the strengths of our management team, particularly their extensive experience in public company corporate governance, financial reporting, operations oversight, corporate development and risk management, will be valuable with respect to contributing to the ongoing operations of any business we may acquire.

The Indian economy continues to grow strongly with the International Monetary Fund (or IMF) projecting India’s real gross domestic product (or GDP) growth at 7.8% in 2019 and 7.9% in 2020. According to [ ], the Indian economy was the third largest, $8.7 trillion (2016), in GDP (at purchasing power parity) (or GDP (PPP)), has official reserve and foreign currency assets of approximately $403 Bn (IMF/January 2019), consists of 852 million people between the ages of 15 – 64, 420 million internet users (September 2017), more than one billion digital transactions (December 2017) and 3.9 million TB of 4G data consumption (June 2017). The government of India has undertaken several reforms to promote inclusive growth. In 2014, a program was launched providing banking services to the underbanked. As a result, the majority of the population can now be brought into the mainstream to deliver critical services transparently and seamlessly. The Goods and Services Tax introduced in 2017 is an important indirect tax reform that revamps the entire indirect tax structure that seeks to create a unified market that subsumes various taxes at the national and state level benefitting businesses, consumers and widening the tax base. By 2025, (i) this economic growth is expected to provide a $20 trillion economy (PPP), (ii) India is expected to have a $3.6 trillion consumer market, (iii) India is expected to be a very young nation with an average age of 29 years, (iv) 150 million people are expected to be added to the middle class, (v) income levels are expected to triple, (vi) the working population is expected to increase by 33%, to 1.14 billion and (vii) India is expected to have a 99% literacy rate.

This large and growing economic and business opportunity has resulted in strong PE investment in India. According an analysis of VCCEdge data, approximately $160 billion has been invested across 5,776 transactions from 2005 to March 2018, with $58 billion from 1,913 exits returned by March 2018, resulting in approximately $100 billion in investments still unrealized. This large number of companies remaining in PE hands provides a large number of acquisition candidates.

Initial Business Combination

We have until February 23, 2020 to consummate our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under BVI law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless.

NASDAQ rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (or FINRA) or a qualified independent accounting firm with respect to the satisfaction of such criteria. If our securities are de-listed from NASDAQ, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% net asset test. If the business combination involves more than one target business, the 80% net asset test will be based on the aggregate value of all of the target businesses. If our securities are not listed on NASDAQ at the time of our initial business combination, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination.

We anticipate that our evaluation strategy will comprise a combination of inclusion and exclusion criteria. We are pursuing both well-run companies as well as turnaround opportunities as long as they satisfy our selection criteria. Well-run companies are characterized by high return on equity, superior operating margins, robust earnings growth over a period of time, strong cash conversion cycles as well as healthy balance sheets. We are seeking well-run companies that need additional growth capital or need to provide an exit to an existing stockholder.

In the case of turnaround opportunities, we expect to only acquire companies where we can utilize our operating expertise, industry networks and capital to implement a turnaround plan that addresses key aspects of underperformance. The ideal turnaround candidates are those that may require a recapitalization, improvements in working capital management, operational improvements that result in margin expansion, or those that could benefit from the application of new technology that could improve productivity or new business orders.

The inclusion criteria we intend to utilize are:

•	opportunities in the faster-growing segments of the economy, including consumer, technology and services driven companies;

•	businesses with multiple, diverse potential drivers of revenue and earnings growth;

•	companies with potential for strong free cash flow generation;

•	under-valued companies impacted by rapidly shifting market dynamics, market dislocations, gaps in understanding of a company’s future prospects, or liquidity-driven valuation discounts; and

•	platform for continued growth through serial acquisitions, organic growth in existing business or new business initiatives.

The exclusion criteria we intend to utilize in terms of target selection are:

•	companies exposed to significant regulatory control;

•	controversial industry sectors such as gambling or tobacco products;

•	low gross margin sectors;

•	companies with binary events in their future relating to key product litigation, regulations or intellectual property; and

•	red flags, including but not limited to frequent labor unrest, high management turnover, accounting irregularities, pending regulatory action and environmental issues.

These criteria are not intended to be exhaustive. While we are using these criteria and guidelines in evaluating prospective target businesses, we may deviate from these criteria and guidelines should we see the justifications to do so. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors (such affiliates including New Silk Route Partners Ltd, of which our Chairman Parag Saxena is a co-founder, and its affiliates). In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or a qualified independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team directly and indirectly own ordinary shares and warrants in our company, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our executive officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by February 23, 2020.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of  (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (i.e., August 23, 2023), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior August 31 (the end of our second fiscal quarter), and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Any reference herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Our Competitive Advantages

Status as a Publicly Listed Company

We believe our structure makes us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Strong Financial Position and Flexibility

With a trust account in the amount of approximately $65,242,000 as of February 28, 2019, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. This amount assumes no redemptions, and we will need to pay $2,213,750 of deferred underwriting fees out of such amount. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination We have no current commitments for any third party debt or equity financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

Effecting our initial business combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private units, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our ordinary shares, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We have not identified any acquisition target and we have not, nor has anyone on our behalf, initiated any discussions, directly or indirectly, to identify any acquisition target. From the date of our formation through the date of this Report, there have been no communications or discussions between any of our officers, directors or our sponsor and any of their contacts or relationships regarding a potential initial business combination with our company. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors in our initial public offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the rules of Nasdaq, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Sources of Target Businesses

While we have not yet identified any acquisition candidates, we believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates available. Target business candidates have been, and will continue to be, brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may also be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting.

Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction).

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm, or independent investment banking firm that our initial business combination is fair to our company from a financial point of view.

None of our officers and directors currently has any relevant pre-existing fiduciary duties or contractual obligations that would conflict in any material respect with our company’s objectives. See “Item 10. Directors, Executive Officers and Corporate Governance” for a description of the corporate affiliations of our officers and directors.

Our officers and directors have agreed not to become involved with another publicly listed blank check company with a class of securities registered under the Securities Exchange Act of 1934, as amended, prior to us announcing an agreement to acquire our initial business combination, or the expiration of the period for us to announce and/or complete our initial business combination.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we have conducted and will continue to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business or businesses

The target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issue securities in order to consummate such an initial business combination, our shareholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our shareholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. Since we have no specific business combination under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an “investment company” under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even though we will own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

For so long as we are deemed to be a foreign private issuer, we will conduct redemptions in accordance with the SEC’s tender offer rules. Although we may seek shareholder approval before we effect our initial business combination so long as we are not deemed to be a foreign private issuer at such time, we may not do so for business or legal reasons (so long as such transaction does not require shareholder approval under the Companies Act or the rules of Nasdaq). Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether we expect shareholder approval would be required under the Companies Act for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required

Purchase of assets	No

Purchase of stock of target not involving a merger with the company	No

Merger of target with a subsidiary of the company	No

Merger of the company with a target	Yes

Entering into contractual agreements with a target to obtain control	No

Additionally, under NASDAQ’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding (other than in a public offering);

•	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

We also may be required to obtain shareholder approval if we wish to take certain actions in connection with our initial business combination such as adopting an incentive stock plan or amending our charter.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of February 28, 2019 is approximately $10.31 per share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer.

We intend to hold a shareholder vote in connection with our business combination (unless we are deemed to be a foreign private issuer at such time). In such case, we will:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon consummation of the initial business combination.

If we seek shareholder approval (assuming we are not deemed to be a foreign private issuer at such time), we will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares, private shares and any public shares purchased in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination. As a result, we would need only 2,208,282 of the 8,265,063 public shares, or approximately 34.9%, sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination.

In no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public shareholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Notwithstanding the foregoing, if we do not decide to hold a shareholder vote in conjunction with their initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), or if we are deemed to be a foreign private issuer at such time, we will conduct redemptions pursuant to the tender offer rules of the SEC and our amended and restated memorandum and articles of association.

In such case, we will:

•	offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to consummating our initial business combination which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act.

In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001 upon the consummation of our initial business combination. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 upon the consummation of our initial business combination (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our ordinary shares electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our shareholders, not just our public shareholders. Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with any such tender offer.

Limitation on redemption rights upon consummation of our initial business combination if we seek shareholder approval (assuming we are not deemed to be a foreign private issuer at such time)

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules (assuming we are not deemed to be a foreign private issuer at such time), our amended and restated memorandum and articles of association provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with our initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 20% of the shares sold in our initial public offering) for or against our initial business combination. We will resolve any disputes relating to whether a public shareholder is acting in concert or as a “group” either by requiring certifications under the penalty of perjury to such effect by public shareholders or via adjudication in court.

Permitted purchases of our securities by our affiliates

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules (assuming we are not deemed to be foreign private issuer at such time), our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. Although very unlikely, our initial shareholders, officers, directors and their affiliates could purchase sufficient shares so that the initial business combination may be approved without the majority vote of public shares held by non-affiliates. It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

As a consequence of any such purchases, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of a business combination.

Tendering share certificates in connection with a tender offer or redemption rights

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on our initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him to deliver his certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery at or prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target by February 23, 2020.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination by February 23, 2020. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination by February 23, 2020, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and make a notification filing with the Registrar. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and private shares if we fail to consummate our initial business combination within the applicable period from the closing of our initial public offering.

However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event we do not consummate our initial business combination by February 23, 2020. We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.31. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.20, plus interest (net of any taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.20 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations and believe that our sponsor’s only assets are securities of our company. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.20 per share and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.20 per share.

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $313,000 not placed in the trust account, and the interest income earned on the balance of the trust account (net of taxes payable) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $20,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue.” A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands Courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination by February 23, 2020, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 23, 2020 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary and intend to continue doing so to our affairs until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

Our units, ordinary shares and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or IFRS and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 18 month time frame.

We are required to have our internal control procedures evaluated for the fiscal year ending February 28, 2020 required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of  (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (i.e., August 23, 2023), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior August 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Facilities

We currently maintain our executive offices at 250 W. 55th Street, Suite 13D, New York, New York 10019. Such space, utilities and secretarial and administrative services will be provided to us free of charge. We consider our current office space adequate for our current operations.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

In December 2016 and July 2018, New Silk Route Advisors LP (or NSR Advisors), a registered investment advisor of which Parag Saxena (our Chairman of the Board) is Chief Executive Officer and founding general partner, consented (without admitting or denying any findings) to two U.S. Securities and Exchange Commission (or SEC) orders settling separate civil investigations by the SEC related to certain of its practices that the SEC found violated the Investment Advisers Act of 1940, as amended. In the first matter, NSR Advisors failed to secure required advisory board consents for certain co-investments and was fined $275,000 and censured. In the second matter, NSR Advisors failed to timely distribute required annual audited financial statements to investors and was fined $75,000 and censured. Mr. Saxena was not named individually in either of these matters.

Item 1A. Risk Factors

RISK FACTORS

An investment in our securities involves a high degree of risk. In connection with any actual or proposed investment in our securities, you should consider carefully all of the risks described below, together with the other information contained in this Report. If any of the following risks occur, our business, financial condition and or results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Associated With Our Company Generally

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective of consummating an initial business combination.

We were formed in 2018 with the sole purpose of seeking and consummating an initial business combination. We have no revenue generating operations or operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. There is a risk that we will be unable to complete our initial business combination, and if we fail to complete our initial business combination, we will never generate any operating revenues and you could lose your investment in our company if you fail to exercise your right to cause us to redeem your ordinary shares for cash.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of February 28, 2019, we had $313,049 in cash and working capital of $381,129. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete an initial business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

If we do not decide to hold a shareholder vote in conjunction with our initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), or if we are deemed to be a foreign private issuer at such time, we will conduct redemptions pursuant to the tender offer rules of the SEC and our amended and restated memorandum and articles of association. NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting, provided that we were not seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination unless we are deemed to be a foreign private issuer at such time). Furthermore, shareholder approval would not be required pursuant to the Companies Act if our initial business combination were structured as a purchase of assets, a purchase of stock of the target not involving a merger with us, or a merger of the target into a subsidiary of our company, or if we otherwise entered into contractual arrangements with a target to obtain control of such company. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders (including our sponsor) own approximately 23% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors, is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only one-half of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our amended and restated memorandum and articles of association requires us to provide all of our public shareholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our initial business combination, we may redeem up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001 upon the consummation of our initial business combination. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by February 23, 2020 may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by February 23, 2020. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by February 23, 2020. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public shareholders from the trust account shall be effected as required by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up.

If we seek shareholder approval of our business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from shareholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, (assuming we are not deemed to be a foreign private issuer at such time), our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of ordinary shares in the open market or in privately negotiated transactions by our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our ordinary shares on a national securities exchange following the consummation of an initial business combination.

If our sponsor, directors, officers, advisors or their affiliates purchase ordinary shares in the open market or in privately negotiated transactions, the public “float” of our ordinary shares and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 23, 2020 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. .. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

If we seek shareholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules (assuming we are not deemed to be a foreign private issuer at such time), and if you or a “group” of shareholders are deemed to hold in excess of 20% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules (assuming we are not deemed to be a foreign private issuer at such time), our amended and restated memorandum and articles of association provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering. Your inability to redeem more than an aggregate of 20% of the shares sold in our initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate by February 23, 2020, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate for at least until February 23, 2020, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.20 per share or potentially less than $10.20 per share on our redemption, and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If we liquidate, distributions, or part of them, may be delayed while the liquidator determines the extent of potential creditor claims.

Pursuant to, among other documents, our amended and restated memorandum and articles of association, if we do not complete our initial business combination by February 23, 2020, this will trigger the required redemption of our ordinary shares using the available funds in the trust account pursuant to our amended and restated memorandum and articles of association, resulting in our repayment of available funds in the trust account. Following which, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

As soon as our affairs are fully wound-up, if we were to liquidate, the liquidator must complete his statement of account and will then notify the Registrar of Corporate Affairs in the British Virgin Islands (the “Registrar”) that the liquidation has been completed. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court, which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

In any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the redemption amounts payable to them.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.20 per share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are not subject to the supervision of the Financial Services Commission of the British Virgin Islands and so our shareholders are not protected by any regulatory inspections in the British Virgin Islands.

We are not an entity subject to any regulatory supervision in the British Virgin Islands by the Financial Services Commission. As a result, shareholders are not protected by any regulatory supervision or inspections by any regulatory agency in the British Virgin Islands and the company is not required to observe any restrictions in respect of its conduct save as disclosed in this Report or its amended and restated memorandum and articles of association.

If we are unable to consummate our initial business combination by February 23, 2020, of the closing of our initial public offering, our public shareholders may be forced to wait beyond February 23, 2020, before redemption from our trust account.

If we are unable to consummate our initial business combination by February 23, 2020, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our amended and restated memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond February 23, 2020 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by February 23, 2020, we will be required to redeem our public shares from the trust account pursuant to our amended and restated memorandum and articles of association.

However, if at any time we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), we are required to immediately enter insolvent liquidation. In these circumstances, a liquidator will be appointed who will give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our assets would be distributed. Following the process of insolvent liquidation, the liquidator will complete its final report and accounts and will then notify the Registrar of Corporate Affairs in the British Virgin Islands (the “Registrar”). The liquidator may determine that he requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders. In such liquidation proceedings, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the amounts otherwise payable to them.

If we are deemed insolvent, then there are also limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would be, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue.” Where a payment was a risk of being a voidable transaction, a liquidator appointed over an insolvent company could apply to the British Virgin Islands Court for an order, inter alia, for the transaction to be set aside as a voidable transaction in whole or in part.

Our initial shareholders have waived their right to participate in any liquidation distribution with respect to the initial shares and private shares. We will pay the costs of our liquidation and distribution of the trust account from our remaining assets outside of the trust account. In addition, our sponsor has agreed that it will be liable to us, for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

If deemed to be insolvent, distributions made to public shareholders, or part of them, from our trust account may be subject to claw back in certain circumstances.

If we do not complete our initial business combination by February 23, 2020 and instead distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement entered into on the date of this Report, our initial shareholders and Maxim and their permitted transferees can demand that we register for resale an aggregate of 1,581,250 founder shares, 358,813 insider units and underlying securities and up to 150,000 units, and underlying securities, issuable upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the securities owned by our sponsor, holders of our insider units or their respective permitted transferees are registered.

Because we are not limited to any particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we intend to focus on businesses that operate in India, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

Past performance by our management team may not be indicative of future performance of an investment in our company or our ability to successfully consummate an initial business combination.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. None of our officers or directors has had experience with any blank check companies in the past.

We may seek investment opportunities outside of our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or the rules of Nasdaq, or we decide to obtain shareholder approval for business or other legal reasons, and we are not deemed to be a foreign private issuer at such time, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive $10.20 per share or potentially less than $10.20 per share on our redemption, and our warrants will expire worthless.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

We are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Our board of directors will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. We may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. Although no such issuance of ordinary or preferred shares will affect the per share amount available for redemption from the trust account, the issuance of additional ordinary or preferred shares:

•	may significantly dilute the equity interest of investors in our initial public offering, who will not have pre-emption rights in respect of such an issuance;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights created by amendment of our amended and restated memorandum and articles of association by resolution of the directors senior to those afforded our ordinary shares;

•	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.20 per share or potentially less than $10.20 per share on our redemption, and our warrants will expire worthless.

We may qualify as a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our actual PFIC status for our current taxable year may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any future taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder upon request such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Investors may have difficulty enforcing judgments against our management or our target business.

After the consummation of a business combination, it is likely that substantially all or a significant portion of our assets may be located outside of the United States and some of our officers and directors may reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Moreover, we have been advised that India does not have a treaty providing for the reciprocal recognition and enforcement of judgments of courts with the United States.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our officers, directors and key personnel, some of whom may join us following our initial business combination. The loss of our officers, directors, or key personnel could negatively impact the operations and profitability of our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us. Additionally, we do not intend to have any full time employees prior to the consummation of our initial business combination.

The role of such persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those we are conducting and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented to us.

Until we consummate our business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers also may become aware of business opportunities, which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties or contractual obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

The shares beneficially owned by our officers and directors may not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors have waived their right to redeem their founder shares, private shares or any other ordinary shares acquired in our initial public offering or thereafter, or to receive distributions with respect to their founder shares or private shares upon our liquidation if we are unable to consummate our initial business combination, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the trust account). Accordingly, these securities will be worthless if we do not consummate our initial business combination. Any warrants they hold, like those held by the public, will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors (such affiliates including New Silk Route Partners Ltd, a company affiliated with our Chairman, Parag Saxena). Our directors also serve as officers and board members for other entities. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent account firm regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our shareholders, whether or not a conflict of interest may exist.

Since our sponsor will lose its entire investment in us if our initial business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In June 2018, our sponsor purchased an aggregate of 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.017 per share. On August 20, 2018, we effectuated a 1.1-for-1 share dividend resulting in an aggregate of 1,581,250 founder shares outstanding and held by our sponsor. The founder shares will be worthless if we do not consummate an initial business combination. In addition, our sponsor purchased an aggregate of 343,000 insider units, each consisting of one ordinary share and a warrant to purchase one ordinary share, for an aggregate purchase price of $3,430,000 that will also be worthless if we do not consummate our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete initial business combination. Furthermore, we may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, and the sale of the private units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private units, inclusive of interest income earned, will provide us with approximately $63,028,000 as of February 28, 2019 that we may use to complete our initial business combination (excluding up to $2,213,750 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

Our management team and our shareholders may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act. Even though we may own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants. In this case, holders of warrants are treated in the same manner as holders of warrants of blank check companies whose units are comprised of shares and warrants, as the warrants in those companies do not participate in liquidating distributions. Nevertheless, the foregoing may provide a financial incentive to public shareholders to vote in favor of any proposed initial business combination as their warrants would entitle the holder to purchase one ordinary share, resulting in an increase in their overall economic stake in our company. If a business combination is not approved, the warrants will expire and will be worthless.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the public warrant at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of ordinary shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered ordinary shares for cash even if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective.

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to have our securities listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our initial shareholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders.

Our warrants may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 6,325,000 of our ordinary shares as part of the units offered in our initial public offering, and warrants to purchase 358,813 ordinary shares, as part of a private placement, in each case, at a price of $11.50 per share. In addition, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, make certain loans to us, up to $1,500,000 of which may be converted upon consummation of our initial business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares if $1,500,000 of notes were so converted as well as 150,000 warrants to purchase 150,000 shares). To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The ability of our public shareholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public shareholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our ordinary shares as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public shareholders may have to remain shareholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait the until February 23, 2020 in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

We intend to offer each public shareholder the option to vote in favor of the proposed business combination and still seek redemption of such shareholders’ shares.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our initial shareholders, officers or directors) the right to have his, her or its ordinary shares redeemed for cash (subject to the limitations described elsewhere in this Report) regardless of whether such shareholder votes for or against such proposed business combination; provided that a shareholder must in fact vote for or against a proposed business combination in order to have his, her or its ordinary shares redeemed for cash. If a shareholder fails to vote for or against a proposed business combination, that shareholder would not be able to have his ordinary shares so redeemed. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

A public shareholder that fails to vote either in favor of or against a proposed business combination will not be able to have their ordinary shares redeemed for cash.

In order for a public shareholder to have their ordinary shares redeemed for cash in connection with any proposed business combination, that public shareholder must vote either in favor of or against a proposed business combination. If a public shareholder fails to vote in favor of or against a proposed business combination, whether that shareholder abstains from the vote or simply does not vote, that shareholder would not be able to have their ordinary shares so redeemed to cash in connection with such business combination.

We will require public shareholders who wish to redeem their ordinary shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a shareholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, shareholders may not become aware of the opportunity to redeem their shares.

Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public shareholders who wish to redeem their ordinary shares in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our ordinary shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

The provisions of our amended and restated memorandum and articles of association relating to the rights and obligations attaching to our ordinary shares may be amended prior to the consummation of our initial business combination with the approval of the holders of 65% (or 50% if for the purposes of approving, or in conjunction with, the consummation of our initial business combination) of our outstanding ordinary shares attending and voting on such amendment at the relevant meeting, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the consummation of our initial business combination that a significant number of our shareholders may not support.

Many blank check companies have a provision in their charter, which prohibits the amendment of certain of its provisions, including those, which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provides that, prior to the consummation of our initial business combination, its provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares, may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our amended and restated memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our amended and restated memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, who beneficially own approximately [ %] of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares behavior more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which you do not agree. However, we and our directors and officers have agreed not to propose any amendment to our amended and restated memorandum and articles of association that would affect the substance and timing of our obligation to redeem the public shares of any public shareholder without the consent of that holder, if we are unable to consummate our initial business combination by February 23, 2020, from the closing of our initial public offering.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.20 per share or potentially less than $10.20 per share on our redemption, and the warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private units, (including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination) may be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive $10.20 per share or potentially less than $10.20 per share on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

If we do not hold an annual meeting of shareholders until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the rules of Nasdaq, we do not currently intend to call an annual meeting of shareholders until after we consummate our initial business combination. If our shareholders want us to hold a meeting prior to our consummation of our initial business combination, they may do so by members holding not less than thirty percent of voting rights in respect of the matter for which the meeting is requested making a request in writing to the directors in accordance with Section 82(2) of the Companies Act. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above thirty percent. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

An active, efficient and liquid market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The market for our securities is presently limited. Moreover, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. An active, efficient and liquid trading market for our securities may never develop or, if developed, it may not be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTCQB Market, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be established and sustained.

Our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you of this or that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our business combination, Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a reduced liquidity with respect to our securities;

•	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or International Financial Reporting Standard as issued by the International Accounting Standards Board, or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 18-month time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending February 28, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may re-domicile or continue out of the British Virgin Islands into, another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business or re-domicile or continue out of from the British Virgin Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of our business will likely subject us to foreign regulation.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under British Virgin Islands law.

We are a company incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for investors to enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in BVI companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands Courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and

•	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that the U.S. judgment:

•	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

•	is final and for a liquidated sum;

•	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

•	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

•	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and

•	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a British Virgin Islands Court may give effect in the British Virgin Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our board of directors, management or controlling shareholders than they would as public shareholders of a U.S. company.

Our amended and restated memorandum and articles of association permit the board of directors by resolution to amend our memorandum and articles of association, including to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our amended and restated memorandum and articles of association permits the board of directors by resolution to amend the amended and restated memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our amended and restated memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by February 23, 2020.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any August 31 before that time, in which case we would no longer be an emerging growth company as of the following February 28. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We may seek investment opportunities with a financially unstable business or in its early stages of development.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Risks Associated with Acquiring and Operating a Business Outside of the United States

We may seek to consummate an initial business combination with one or more businesses outside the United States, which creates specific risks as described below.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States. \

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, certain members of our management team will likely resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economy in India differs from the economies of most developed countries in many respects. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because our business objective is to acquire one or more operating businesses with primary operations in India, changes in the exchange rate between the U.S. dollar and the currency of any relevant jurisdiction may affect our ability to achieve such objective. The exchange rate between the Indian Rupee (the “Rupee”) and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future. If the U.S. dollar declines in value against the relevant currency, any business combination will be more expensive and therefore more difficult to complete. Furthermore, we may incur costs in connection with conversions between U.S. dollars and the relevant currency, which may make it more difficult to consummate a business combination.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in India are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Corporate governance standards in foreign countries may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Companies in foreign countries may be subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a foreign company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. GAAP. By way of example, there may be substantially less publicly available information about Indian companies than there is about United States companies. Moreover, foreign companies may not be subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, shareholder proxy requirements and the timely disclosure of information.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and shareholders’ rights for foreign corporations may differ from those that may apply in the U.S., which may make the consummation of a business combination with a foreign company more difficult. We therefore may have more difficulty in achieving our business objective.

Because a foreign judiciary may determine the scope and enforcement of almost all of our target business’ material agreements under the law of such foreign jurisdiction, we may be unable to enforce our rights inside and outside of such jurisdiction.

The law of a foreign jurisdiction, such as India, may govern almost all of our target business’ material agreements, some of which may be with governmental agencies in such jurisdiction. We cannot assure you that the target business or businesses will be able to enforce any of their material agreements or that remedies will be available outside of such jurisdiction. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our future operations.

Risks Associated With Acquiring and Operating a Target Business with its Primary Operation in India

As set forth herein, our efforts in identifying a prospective target business are not limited to a particular country, although we intend to focus initially on businesses in India. Accordingly, in addition to the risk factors referred above, we have set forth some of the primary risks we have identified in seeking to consummate our initial business combination with a company having its primary operations in India.

A slowdown in economic growth in India may adversely affect our business, financial condition, results of operations, the value of its equity shares and the trading price of our shares following our business combination.

Following the business combination, our results of operations and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in India. The Indian economy could be adversely affected by various factors such as political or regulatory action, including adverse changes in liberalization policies, business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors. Any slowdown in the Indian economy may adversely affect our business, financial condition, results of operations, value of our equity shares and the trading price of our shares following the business combination.

Regional hostilities, terrorist attacks, communal disturbances, civil unrest and other acts of violence or war involving India and other countries may result in a loss of investor confidence and a decline in the value of our equity shares and trading price of our shares following our business combination.

Terrorist attacks, civil unrest and other acts of violence or war may negatively affect the Indian markets in which we may operate our business following our business combination and also adversely affect the worldwide financial markets. In addition, India has from time to time experienced instances of civil unrest and hostilities among neighboring countries. Hostilities and tensions may occur in the future and on a wider scale. Military activity or terrorist attacks in India, such as the attacks in Mumbai in November 2008 and in July 2011, may result in investor concern about stability in the region, which may adversely affect the value of our equity shares and the trading price of our shares following our business combination. Events of this nature in the future, as well as social and civil unrest, could influence the Indian economy and could have an adverse effect on our business, including the value of equity shares and the trading price of our shares following our business combination.

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations following our business combination.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect our business, financial condition or results of operations following our business combination. The potential impact of a natural disaster on our results of operations and financial position is speculative, and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on the Indian economy. Although the long term effect of diseases such as the H5N1 “avian flu”, or H1N1, the swine flu, cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in India could adversely affect our business, financial condition and results of operations following our business combination. We cannot assure you that natural disasters will not occur in the future or that its business, financial condition and results of operations will not be adversely affected.

Any downgrade of credit ratings of the country in which the company we acquire does business may adversely affect our ability to raise debt financing following our business combination.

No assurance can be given that any rating organization will not downgrade the credit ratings of India’s sovereign foreign currency long-term debt, which reflect an assessment of the overall financial capacity of the government of India to pay its obligations and its ability to meet its financial commitments as they become due. Any downgrade could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk and our ability to access the debt markets on favorable terms in the future. This could have an adverse effect on our financial condition following our business combination.

A decline in India’s foreign exchange reserves may affect liquidity and interest rates in the Indian economy.

According to the IMF, India’s foreign exchange reserves totaled approximately US$ 403 Bn as of January 31, 2019. Declines in foreign exchange reserves could adversely affect the valuation of the Indian Rupee and could result in reduced liquidity and higher interest rates that could adversely affect our future financial condition and the market price of the our shares following the business combination.

Exchange controls that exist in India may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to India’s rules and regulations on currency conversion. In India, the Foreign Exchange Regulation Act, or FERA, regulates the conversion of the Indian Rupee into foreign currencies. FERA provisions previously imposed restrictions on locally incorporated companies with foreign equity holdings in excess of 40% known as FERA companies. Following a business combination, we may be a FERA company as a result of our ownership structure. However, comprehensive amendments have been made to FERA to add strength to the liberalizations announced in their recent economic policies. Such companies are now permitted to operate in India without any special restrictions, effectively placing them on par with wholly Indian owned companies. In addition, foreign exchange controls have been substantially relaxed. Notwithstanding, the Indian foreign exchange market is not yet fully developed and we cannot assure you that the Indian authorities will not revert back to regulating FERA companies and impose new restrictions on the convertibility of the Indian Rupee. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of India.

Inflationary pressures may prompt the Indian government to take action to control the growth of the economy that could lead to a significant decrease in our profitability following our initial business combination.

Inflationary pressures in India could result in significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by the government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Certain sectors of the Indian economy are subject to government regulations that limit foreign ownership, which may adversely affect our ability to achieve our business objective which is to acquire one or more operating businesses with primary operations in India.

The Indian government prohibits investments in certain sectors, including gambling, certain real estate businesses, manufacturing of tobacco related products, and sectors not open to private sector investment, such as atomic energy and railway operations. The Indian government also limits the ownership in certain other sectors, including mining and related businesses, defense, certain publishing business, certain air transport services, satellite operations, telecom services, brand retail trading, brownfield pharma companies, banking, private security agencies and broadcasting content service. We intend to avoid sectors in which foreign investment is disallowed. This could limit the possible number of acquisitions that are available for investment. The Indian government also regulates investments in certain other sectors (e.g. banking) by periodically reviewing and adjusting the permissible amount of foreign ownership. The management team will evaluate the risk associated with investments in sectors in which ownership is restricted. However, there can be no guarantee that management will be correct in its assessment of political and policy risk associated with investments in general and in particular in sectors that are regulated by the Indian government. Any changes in policy could have an adverse impact on our ability to achieve our business objective which is to acquire one or more operating businesses with primary operations in India.

If the relevant Indian authorities find us or the target business with which we ultimately complete a business combination to be in violation of any then existing Indian laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses; and

•	requiring that we restructure our ownership or operations.

If relations between the United States and India deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and India could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the Indian government in industries that may affect our ultimate target business. Changes in political conditions in India and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive.

Returns on investment in foreign companies may be decreased by withholding and other taxes.

Our investments will incur tax risks particular to investment in developing economies. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of income tax in a developing economy. For example, under treaties with India and under local Indian income tax law, income is generally sourced in India and subject to Indian tax if paid from India. This is true whether or not the services or the earning of the income would normally be considered as from sources outside India in other contexts. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investments in India may or may not be creditable on our income tax returns. We intend to seek to minimize any withholding tax or local tax otherwise imposed. However, there is no assurance that the foreign tax authorities will recognize application of such treaties to achieve a minimization of such tax. We may also elect to create foreign subsidiaries to effect the business combinations to attempt to limit the potential tax consequences of a business combination.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 250 West 55th Street, New York, NY 10019. Such facility is provided by Vedanta Capita and NSR (which are affiliates of our sponsor) free of charge.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our units, ordinary shares and warrants are each traded on the Nasdaq Capital Market under the symbols “TZACU,” “TZAC” and “TZACW, respectively. Our units commenced public trading on August 21, 2018, and our ordinary shares and warrants commenced public trading on October 18, 2018.

Holders

On May 16, 2019, there were 3 holders of record of our units, 2 holders of record of our ordinary shares and 1 holder of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not required.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through February 28, 2019 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering as described below, and seeking to identify a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the period from March 20, 2018 (inception) through February 28, 2019, we had net income of $574,131, consisting of interest income on marketable securities held in our Trust Account of $729,499, offset by operating costs of $152,789 and an unrealized loss on marketable securities held in our Trust Account of $2,579.

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

For the period from March 20, 2018 (inception) through February 28, 2019, cash used in operating activities amounted to $220,869. Net income of $574,131 was affected by interest earned on marketable securities held in the Trust Account of $729,499 and an unrealized loss on securities held in the Trust Account of $2,579. Changes in our operating assets and liabilities used cash of $68,080.

At February 28, 2019, we had marketable securities held in the Trust Account of $65,241,920 (including approximately $727,000 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting fees and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

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

As of February 28, 2019, we had $313,049 in cash and working capital of $381,129. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination. Our Sponsor or an affiliate of our Sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of February 28, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net loss per ordinary share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of February 28, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of February 28, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of February 28, 2019, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Parag Saxena	63	Chairman of the Board
Rahul Nayar	50	Chief Executive Officer and Director
Gonzalo Cordova	63	Chief Financial Officer
Atanuu Agarrwal	29	Vice President
William Campbell	74	Director
Nina Shapiro	70	Director
Vikas Thapar	69	Director

Parag Saxena, our Chairman, has extensive investment experience in the U.S. and in the Indian subcontinent. Mr. Saxena co-founded Vedanta Management LP (or Vedanta) and NSR Advisors in 2006, private equity investment management firms, which currently collectively manage over $1 billion in assets. He is the Managing Partner and Chief Executive Officer of both firms. Previously, he was Chief Executive Officer of INVESCO Private Capital (and its predecessor firms), a venture capital firm in the U.S. During his 23-year tenure, over 300 investments were made, including Amgen, Costco, PictureTel, Polycom, Staples and Starbucks. Mr. Saxena led more than 90 investments for INVESCO Private Capital (and its predecessor firms), a third of which went on to become public companies. These investments include Alkermes, Celgene, Genomic Health, Indigo, Masimo, Transgenomic, Xenon Pharmaceuticals, Amber Networks, ARM Holdings, MetroPCS, and Volterra. Mr. Saxena has served on committees advising the Prime Minister of India on foreign direct investments, and the Planning Commission of India on venture capital. He was also a Director of the Indian Institute of Technology, Bombay’s Heritage Fund as well as a Trustee of the Bharatiya Vidya Bhavan. He is on the Advisory Board of the Center for Advanced Studies on India at the University of Pennsylvania and is on the Indian Advisory Council of Brown University. Mr. Saxena was the President of TiE Tri-State (NY, CT, NJ) from 2003 to 2010. He was also on Mayor Bloomberg’s Applied Sciences NYC Advisory Committee. Mr. Saxena received an M.B.A. from the Wharton School of the University of Pennsylvania. He earned a B.Tech. from the Indian Institute of Technology, Bombay and an M.S. in Chemical Engineering from the West Virginia College of Graduate Studies.

We believe Mr. Saxena’s deep financial, entrepreneurial and business expertise and extensive experience as a member of the boards and board committees of other public companies qualifies him to serve on our board of directors.

Rahul Nayar has served as our Chief Executive Officer and has been a member of our board of directors since inception. Mr. Nayar has significant experience and relationships with the PE industry in India and with Indian companies interested in accessing the US capital markets. Mr. Nayar founded Shree Capital Advisors, an India focused cross border consulting firm in 2007, where he provides consulting services to large global PE investors focused on the secondary PE market in India. Since 2007, he has provided India consulting services to one of the largest global secondary private investors managing approximately $38 billion. In 2012, he advised on the NYSE IPO of an Indian rice packaged foods company, which raised $90 million, and was the first every non-technology direct listing of an Indian company in the U.S. He worked with various SPAC management teams, to assist them with sourcing Indian transactions, including ROI Acquisition Corp II, in 2015. From 2005 to 2007, Mr. Nayar was Executive Director in the Strategic Solutions Group at UBS Investment Bank in New York, where he led corporate finance solutions for UBS’s corporate clients across industries such as insurance, media, finance, industrial and technology. From 1994 to 2005, Mr. Nayar worked at GE Capital Market Services and was the Managing Director for equity monetization and corporate finance, advising on over $20 billion of large structured transactions, including the execution of the largest REIT equity monetization at the time ($1.1 billion, Regency Centers). He was also involved in managing $200 million of high yield investments and was the risk manager for the $3 billion off-balance sheet asset-backed portfolio of a subsidiary of GE Capital Market Services.

We believe Mr. Nayar extensive executive experience and leadership in India related secondary PE transactions in particular and his experience with the US IPO market previously qualifies him to serve on our board of directors.

Gonzalo Cordova has served as our Chief Financial Officer since inception. Mr. Cordova has been a Partner at Vedanta since 2006 and manages the firm’s Collateralized Financial Obligation, a $275 million structured Private Equity fund of funds. He is a member of the firm’s investment committee, including having responsibilities for monitoring and selecting fund investments. Before joining Vedanta, Gonzalo was a Senior Portfolio Manager at Citigroup Asset Management in New York where he was a Director and managed all collateral bond obligation funds (CBO’s) with emerging markets collateral. He joined Citigroup in 1986 in Switzerland in the Private Bank Investment Services area and was a Portfolio Manager of Global Fixed Income and Balanced funds. A member of various investment policy committees, he was also an Investment Counselor, specializing in emerging markets and derivatives transactions, and lead a $50 million private placement note issue. At Citigroup Asset Management, he helped launch and manage various local, regional and global fixed income funds for over 10 years, in addition to taking on overall responsibility for $650 million in CBO’s. Prior to joining Citibank, Gonzalo worked at Business International S.A. in Geneva, where he was Associate Director of the Human Resources Division, with responsibility for compiling and marketing cost-of-living and executive compensation studies. He has also been an Adjunct Professor at Webster University in Geneva and John Jay College in New York. Gonzalo earned his B.A. and M.A. degrees in economics from the University of Florida and a Diplôme d’Etudes Approfondies in economic policy from Institut d’Etudes Politiques in Paris. He received his PhD in economics from the City University of New York, where he concentrated in environmental and financial economics. He holds a Chartered Financial Analyst designation.

Atanuu Agarrwal has served as our Vice President since inception. Mr. Agarrwal has been an investment professional, currently as a senior associate, at NSR Advisors and Vedanta since 2012. He works closely on investments worth over $500 million across financial services, education, telecom, pharmaceutical and media sectors. These include: (i) a financial services platform to invest in PNB Housing Finance, which platform subsequently sold to Carlyle in 2015 resulting in a highly profitable exit for NSR Advisors; PNB Housing Finance later went public in India; (ii) NSR’s investments in Beaconhouse, a large network of K-12 schools present in 7 countries, and Varsity Education Management, a leading service provider to K-12 schools and colleges in India; (iii) early stage investments in the SAAS and medical devices sectors for Vedanta. From 2011 to 2012, Mr. Agarrwal was part of the investment banking team at Credit Suisse where he was part of the successful $3 billion acquisition of a stake in a Portuguese utility, EDP, by China Three Gorges, which at that time was the largest ever China-into-Portugal cross-border investment. Mr. Agarrwal holds a B.tech and M.tech in Materials Science from the Indian Institute of Technology, Bombay where he completed a dissertation on the applications of Graphene in drug delivery systems and co-authored a paper in the prestigious Journal of Magnetism and Magnetic Materials.

William I. Campbell has served independent director since August 20, 2018. Mr. Campbell is the Founder, and has been the President, of Sanoch Management, a consulting and seed investment firm that invests in financial companies, start-up companies, and venture capital firms, since January 2000. He is also serves as Senior Operating Advisor for NSR Advisors. Mr. Campbell is the former Chairman of the Card Services Unit of JPMorgan Chase, where he was most recently a senior advisor to the Chairman and CEO. From 2005 to 2007 he served as Chairman of Visa International, leading the organization to its IPO in 2008, the largest in U.S. history at such time. Prior to his executive roles at JPMorgan Chase and its predecessors, Mr. Campbell oversaw Citigroup’s Global Consumer Business, including global branch banking and credit cards. He became Chief Executive Officer of Global Citibank in 1996 and Chief Executive Officer of Citigroup’s Global Consumer Business in 1997. Before joining Citicorp in 1995, Mr. Campbell spent 28 years at Philip Morris, where he served in several prominent positions, including Chief Executive Officer of Philip Morris USA and President of Philip Morris Asia Pacific. Mr. Campbell earned a Bachelor’s Degree in Economics from the University of Alberta and a Master’s Degree in Business Administration from the University of Western Ontario. He is Vice Chairman of the Brooklyn Academy of Music and is also a member of the executive committee of The Byrd Hoffman Water Mill Foundation.

We believe Mr. Campbell’s extensive experience in general management and corporate finance across marquee multinational corporations qualifies him to serve on our board of directors.

Nina Shapiro has served as independent director since August 20, 2018. Ms. Shapiro is a Senior Operating Advisor for NSR Advisors. Ms. Shapiro is the former Vice President Finance and Treasurer of the World Bank Group’s International Finance Corporation (IFC). She was appointed Treasurer in 2000 and Vice President Finance in 2003, and held those titles until she retired in 2011. In those roles Ms. Shapiro managed IFC’s funding, liquid asset investments, asset liability management and the Corporation’s initiatives in structured finance and in local currency and risk hedging instruments. She has also held several prominent positions at the World Bank including Senior Financial Analyst for Asia Infrastructure and Director of Project Finance and Guarantees, where she developed the Bank’s partial risk guarantee instrument in project finance and the partial credit guarantee in capital market transactions. Ms. Shapiro currently serves on the boards of Man Group, RusRail Leasing, African Minerals and is a member the World Bank Group Pension Board. She holds an MBA from Harvard Business School, where she received a Sheldon Fellowship, and a Masters in Planning from Harvard Graduate School of Design. In 2010, she received the Euroweek Lifetime Achievement Award for her contributions to the capital markets.

We believe Ms. Shapiro’s strong expertise in finance and international and domestic business transactions, in particular those with Indian exposure, qualifies herto serve on our board of directors.

Vikas Thapar has served as independent director since August 20, 2018. Mr. Thapar has over 25 years of experience in direct private equity investing, managing funds, privatization advisory and syndications in global emerging markets and India. He is currently one of the founding board members of Kitara Capital (and its holding company Halcyon Capital Holding Co. SAOC), an Oman & Dubai based private equity holding company founded in 2009, with investments in private and public equity across India and the Middle East. Mr. Thapar co-founded the Leverage India Fund LLC in 2005, a $150 million private equity fund, which has exited most of its investments across a variety of sectors including media, pharmaceuticals and healthcare, consumer goods and infrastructure. Prior to that, Mr. Thapar held several senior positions with the International Finance Corporation, the investment arm of World Bank, over a period of 20 years. Mr. Thapar was head of IFC’s European office in Paris, France (1996 – 2001), Head of IFC’s Central European office based in Prague (1990 – 1996) as well as Principal Investment Officer for East Asia and Pacific, Middle East & N. Africa (1981 – 1990) based in Washington, DC. During that time, he was also a member of the Board of several PE funds and financial institutions and advised governments on privatization advisory and capital markets reforms. He has completed the Advanced Executive Management Program at Harvard University, has an M.B.A. from McGill University in Canada and a B.Tech. in Electrical Engineering from the Indian Institute of Technology (IIT), New Delhi. Mr. Thapar has been a member of the Board of Directors of the Salzburg Global Seminar, a non-profit organization based in Salzburg, Austria and Washington, DC since 2010.

We believe Mr. Thapar’s expertise in investment, management and mergers and acquisitions over various industries as well as experience with SPACs qualify him to serve on our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Campbell and Thapar and Ms. Shapiro, will expire at the first annual meeting. The term of office of the second class of directors, consisting of Messrs. Nayar and Saxena, will expire at the second annual meeting. In accordance with Nasdaq corporate governance requirements, we may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a Chief Financial Officer, a President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Campbell and Thapar and Ms. Shapiro are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting NASDAQ’s additional requirements applicable to members of the audit committee. Our independent directors have scheduled meetings at which only independent directors are present.

Officer and Director Compensation

No compensation will be paid to our sponsor, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and certain limited exceptions, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Campbell and Thapar and Ms. Shapiro are serving as members of our audit committee. Mr. Thapar serves as chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Messrs. Campbell and Thapar and Ms. Shapiro meet the independent director standard under NASDAQ listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Thapar qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Campbell and Ms. Shapiro serve as members of our compensation committee. Mr. Campbell serves as chairman of the compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Campbell and Ms. Shapiro meet the independent director standard under NASDAQ listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;
•	reviewing and approving the compensation of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Campbell and Thapar and Ms. Shapiro. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year have not served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement filed in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of May 17, 2019 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on [8,265,063] ordinary shares, which includes ordinary shares underlying the units sold in our initial public offering outstanding as of May [_], 2019. Voting power represents the voting power of ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of ordinary shares vote together as a single class. The table below does not include the ordinary shares underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Tenzing LLC (2)(3)	1,581,250	19.1%
Rahul Nayar (2)(3)	1,581,250	19.1%
Parag Saxena (2)(3)	1,581,250	19.1%
Gonzalo Cordova (4)	—	—
Atanuu Agarrwal (4)	—	—
William I. Campbell (4)	—	—
Nina Shapiro (4)	—	—
Vikas Thapar (4)	—	—
All directors and officers as a group (seven individuals)	1,581,250	19.1%

Weiss Asset Management LP (5)	609,898	7.38%

1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Tenzing Acquisition Corp., 250 West 55th Street, New York, New York 10019.

2)	Interests shown consist solely of founder shares and not 343,000 ordinary shares underlying the insider units.

3)	Tenzing LLC is the record holder of such shares. The shares held by Tenzing LLC, the Company’s sponsor, are beneficially owned by Rahul Nayar, the Company’s Chief Executive Officer and Parag Saxena, the Company’s Chairman, and the managing members of Tenzing LLC, who jointly have sole voting and dispositive power over the shares held thereby. Each of Messrs. Nayar and Saxena disclaims beneficial ownership over any securities owned by Tenzing LLC in which he does not have any pecuniary interest.

4)	Does not include any shares held by Tenzing LLC. This individual is a member of Tenzing LLC, as described in Footnote 3.

5)	Includes shares held by BIP GP LLC. According to a Schedule 13G filed with the SEC on April 4, 2019, BIP GP LLC is the sole general partner of an investment partnership, which beneficially owns 414,748 ordinary share. Weiss Asset Management LP, a Delaware limited partnership (“Weiss LP”) shares voting and dispositive power with BIP GP LLC, WAM GP LLC and Andrew M. Weiss, Ph.D. Weiss LP is the sole investment manager to the private investment partnership and a private investment fund. WAM GP LLC is the sole general partner of Weiss LP. Andrew Weiss is the managing member of WAM GP LLC. Accordingly, each of such entities and Mr. Weiss may be deemed to indirectly beneficially own the shares held by Weiss LP. Each of BIP GP LLC Weiss LP, WAM GP LLC and Mr. Weiss disclaims beneficial ownership of the shares held except to the extent of their respective pecuniary interests therein. The address of the principal business office of each of the reporting persons is 222 Berkley Street, 16th Floor, Boston, Massachusetts 02116.

The table above does not include the ordinary shares underlying the insider units held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In June 2018, we issued an aggregate of 1,437,500 founder shares to our initial shareholders for an aggregate purchase price of $25,000 in cash, or approximately $0.017 per share. On August 20, 2018, we effectuated a 1.1-for-1 share dividend resulting in an aggregate of 1,581,250 founder shares outstanding and held by our sponsor.

Subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell their founder shares until the earlier of  (i) one year after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Our sponsor purchased an aggregate of 343,000 insider units in a private placement that occurred simultaneously with the closing of our initial public offering. Our sponsor has agreed not to transfer, assign or sell any of the shares included in the insider units and the respective ordinary shares underlying the warrants included in the insider units until after the completion of our initial business combination.

Other than reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will be responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties.

Mr. Nayar, our Chief Executive Officer, advanced to us an aggregate of $363,436 to cover expenses related to the initial public offering. These advances were non-interest bearing and payable without interest on demand. The advances were repaid upon the consummation of the initial public offering on August 23, 2018.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares if $1,500,000 of notes were so converted as well as 150,000 warrants to purchase 150,000 shares).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm, or independent investment banking firm that our initial business combination is fair to our company from a financial point of view.

We have entered into a registration rights agreement with respect to the founder shares and insider units.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from March 20, 2018 (inception) through February 28, 2019 totaled approximately $71,400. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the period from March 20, 2018 (inception) through February 28, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended February 28, 2019.

All Other Fees. We did not pay Marcum for other services for the year ended February 28, 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

TENZING ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Tenzing Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tenzing Acquisition Corp. (the “Company”) as of February 28, 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the period from March 20, 2018 (inception) through February 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019, and the results of its operations and its cash flows for the period from March 20, 2018 (inception) through February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of February 28, 2019 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

May 22, 2019

TENZING ACQUISITION CORP.

BALANCE SHEET

FEBRUARY 28, 2019

ASSETS
Current Assets
Cash	$313,049
Prepaid expenses and other current assets	91,130
Total Current Assets	404,179

Marketable securities held in Trust Account	65,241,920
Total Assets	$65,646,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Accounts payable and accrued expenses	$23,050
Total Current Liabilities	23,050

Deferred underwriting fee payable	2,213,750
Total Liabilities	2,236,800

Commitments

Ordinary shares subject to possible redemption, 5,662,598 shares at redemption value	58,409,291

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—
Ordinary shares, no par value; unlimited shares authorized; 2,602,465 shares issued and outstanding (excluding 5,662,598 shares subject to possible redemption)	4,425,877
Retained earnings	574,131
Total Shareholders’ equity	5,000,008
Total Liabilities and Shareholders’ Equity	$65,646,099

The accompanying notes are an integral part of the financial statements.

TENZING ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM MARCH 20, 2018 (INCEPTION) THROUGH FEBRUARY 28, 2019

Operating costs	$152,789
Loss from operations	(152,789)

Other income (expense):
Interest income	729,499
Unrealized loss on marketable securities held in Trust Account	(2,579)
Net income	$574,131

Weighted average shares outstanding, basic and diluted (1)	2,039,690

Basic and diluted net loss per ordinary share (2)	$(0.04)

(1)	Excludes an aggregate of up to 5,662,598 shares subject to possible redemption at February 28, 2019.
(2)	Excludes interest income of $650,811 attributable to shares subject to possible redemption for the period from March 20, 2018 (inception) through February 28, 2019, respectively (see Note 3).

The accompanying notes are an integral part of the financial statements.

TENZING ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 20, 2018 (INCEPTION) THROUGH FEBRUARY 28, 2019

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – March 20, 2018 (inception)	—	$—	$—	$—

Issuance of ordinary shares to initial shareholder	1,581,250	25,000	—	25,000

Sale of 6,325,000 Units, net of underwriting discounts and offering expenses	6,325,000	59,222,038	—	59,222,038

Sale of 358,813 Private Units	358,813	3,588,130	—	3,588,130

Ordinary shares subject to redemption	(5,662,598)	(58,409,291)	—	(58,409,291)

Net income	—	—	574,131	574,131
Balance – February 28, 2019	2,602,465	$4,425,877	$574,131	$5,000,008

The accompanying notes are an integral part of the financial statements.

TENZING ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 20, 2018 (INCEPTION) THROUGH FEBRUARY 28, 2019

Cash Flows from Operating Activities:
Net income	$574,131
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(729,499)
Unrealized loss on marketable securities held in Trust Account	2,579
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(91,130)
Accounts payable and accrued expenses	23,050
Net cash used in operating activities	(220,869)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(64,515,000)
Net cash used in investing activities	(64,515,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	25,000
Proceeds from sale of Units, net of underwriting discounts paid	61,826,875
Proceeds from sale of Private Units	3,588,130
Payment of offering costs	(391,087)
Advances from related party	363,436
Repayment of advances from related party	(363,436)
Net cash provided by financing activities	65,048,918

Net Change in Cash	313,049
Cash – March 20, 2018 (inception)	—
Cash – Ending	$313,049

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$57,821,015
Change in value of ordinary shares subject to redemption	$588,276
Deferred underwriting fee payable	$2,213,750

The accompanying notes are an integral part of the financial statements.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

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

At February 28, 2019, the Company had not yet commenced any operations other than seeking a Business Combination. All activity through February 28, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and seeking to identify a target company for a Business Combination.

The registration statement for the Initial Public Offering was declared effective on August 20, 2018. On August 23, 2018 the Company consummated the Initial Public Offering of 5,500,000 units (“Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating total gross proceeds of $55,000,000, which is described in Note 4. Each Unit consists of one ordinary share of the Company and one warrant of the Company (which is redeemable under certain circumstances) (the “Public Warrants”), with each Public Warrant entitling the holder thereof to purchase one ordinary share of the Company for $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 323,750 units (the “Private Units”) at a price of $10.00 per unit in a private placement to the Company’s sponsor, Tenzing LLC, a Delaware limited liability company (the managing members of which are the Company’s Chairman and Chief Executive Officer) (the “Sponsor”), and the underwriter of the Initial Public Offering, generating total gross proceeds of $3,237,500, which is described in Note 5.

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

Transaction costs amounted to $4,027,962, consisting of $1,423,125 of underwriting fees, $2,213,750 of deferred underwriting fees and $391,087 of offering costs. As of February 28, 2019, $313,049 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and interest released to pay taxes payable) at the time of signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of February 28, 2019, the Company had $313,049 in its operating bank accounts, $65,241,920 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $381,129. As of February 28, 2019, approximately $727,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or the Company’s officer and directors. The Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officer and directors may, but are not obligated to, loan the Company funds as may be required. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of February 28, 2019.

Marketable securities held in Trust Account

At February 28, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 28, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at February 28, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,683,813 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

For the Period from March 20, 2018 (inception) through February 28,
2019
Net income	$574,131
Less: Income attributable to ordinary shares subject to possible redemption	(650,811)
Adjusted net loss	$(76,680)

Weighted average shares outstanding, basic and diluted	2,039,690

Basic and diluted net loss per ordinary share	$(0.04)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At February 28, 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,325,000 Units at a purchase price of $10.00 per Unit, inclusive of 825,000 Units sold to the underwriters on August 30, 2018 upon the underwriters’ election to fully exercise their over-allotment option. Each Unit consists of one ordinary share and one Public Warrant. Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share and is redeemable by the Company under certain circumstances (see Note 8).

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

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

NOTE 8. SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares at no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At February 28, 2019, there were 2,602,465 ordinary shares issued and outstanding, excluding 5,662,598 ordinary shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares at no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At February 28, 2019, there are no preferred shares designated, issued or outstanding.

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at February 28, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	February 28, 2019
Assets:
Marketable securities held in Trust Account	1	$65,241,920

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 22, 2019, the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 20, 2018, by and among the Company and Maxim Group LLC. (1)

3.1	Amended and Restated Memorandum and Articles of Association. (1)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Ordinary Shares Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Warrant Agreement, dated August 20, 2018, by and between Continental Stock Transfer & Trust Company and the Company. (1)

10.1	Letter Agreement, August 20, 2018, by and between the Company, its officers, directors and the sponsor. (1)

10.2	Investment Management Trust Account Agreement, dated August 20, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Company. (1)

10.3	Registration Rights Agreement, dated August 20, 2018, by and among the Company, Tenzing LLC, Maxim Group LLC and the holders party thereto. (1)

10.4	Securities Purchase Agreement, dated June 14, 2018, between the Company and Tenzing LLC (2)

10.5	Amended and Restated Unit Subscription Agreement, dated August 3, 2018, between the Company and Tenzing LLC (2)

10.6	Unit Subscription Agreement, dated August 16, 2018, between the Company and Maxim Group LLC (3)

10.7	Form of Indemnity Agreement. (2)

14.1	Code of Ethics. (2)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

66

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 24, 2018.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 6, 2018.

(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 16, 2018.

Item 16. Form 10-K Summary

Not applicable.

67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 22, 2019	Tenzing Acquisition Corp.

	By:	/s/ Rahul Nayar
	Name:	Rahul Nayar
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Parag Saxena	Chairman of the Board of Directors	May 22, 2019
Parag Saxena

/s/ Rahul Nayar	Chief Executive Officer and Director	May 22, 2019
Rahul Nayar	(Principal Executive Officer)

/s/ Gonzalo Cordova	Chief Financial Officer (Principal Financial Officer)	May 22, 2019
Gonzalo Cordova

/s/ Atanuu Agarrwal	Vice President	May 22, 2019
Atanuu Agarrwall

/s/ William Campbell	Director	May 22, 2019
William Campbell

/s/ Vikas Thapar	Director	May 22, 2019
Vikas Thapar

/s/ Nina Shapiro	Director	May 22, 2019
Nina Shapiro

68