Form 10-Q
period 2019-05-31
Tenzing Acquisition Corp.
filed 2019-07-03
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

As of July 3, 2019, there were 8,265,063 ordinary shares, no par value, issued and outstanding.

TENZING ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of May 31, 2019 (unaudited) and February 28, 2019	1

	Condensed Statements of Operations for the Three Months Ended May 31, 2019 (unaudited) and for the Period from March 20, 2018 (inception) through May 31, 2018 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended May 31, 2019 (unaudited) and for the Period from March 20, 2018 (inception) through May 31, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Three Months Ended May 31, 2019 (unaudited) and for the Period from March 20, 2018 (inception) through May 31, 2018 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Control and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

TENZING ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	May 31,	February 28,
	2019	2019
	(unaudited)
ASSETS
Current Assets
Cash	$273,686	$313,049
Prepaid expenses and other current assets	63,992	91,130
Total Current Assets	337,678	404,179

Marketable securities held in Trust Account	65,651,481	65,241,920
Total Assets	$65,989,159	$65,646,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Accounts payable and accrued expenses	$27,684	23,050
Total Current Liabilities	27,684	23,050

Deferred underwriting fee payable	2,213,750	2,213,750
Total Liabilities	2,241,434	2,236,800

Commitments

Ordinary shares subject to possible redemption, 5,659,877 and 5,662,598 shares at redemption value at May 31, 2019 and February 28, 2019, respectively	58,747,716	58,409,291

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,605,186 and 2,602,465 shares issued and outstanding (excluding 5,659,877 and 5,662,598 shares subject to possible redemption), May 31, 2019 and February 28, 2019, respectively	4,087,452	4,425,877
Retained earnings	912,557	574,131
Total Shareholders’ equity	5,000,009	5,000,008
Total Liabilities and Shareholders’ Equity	$65,989,159	$65,646,099

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31, 2019	For the Period from March 20, 2018 (inception) through May 31, 2018

Operating costs	$71,135	$13,341
Loss from operations	(71,135)	(13,341)

Other income:
Interest income	398,746	—
Unrealized gain on marketable securities held in Trust Account	10,815	—
Net income (loss)	$338,426	$(13,341)

Weighted average ordinary shares outstanding, basic and diluted (1)	2,602,465	1,375,000

Basic and diluted net loss per ordinary share (2)	$(0.01)	$(0.01)

(1)	Excludes an aggregate of up to 5,659,877 shares subject to possible redemption at May 31, 2019 and an aggregate of 187,500 shares that were subject to forfeiture at May 31, 2018.
(2)	Excludes interest income of $366,475 attributable to shares subject to possible redemption for the three months ended May 31, 2019 (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

(Unaudited)

	Ordinary Shares		Accumulated	Total Shareholder’s
	Shares	Amount	Deficit	Deficit
Balance – March 20, 2018 (inception)	—	$—	$—	$—

Net loss	—	—	(13,341)	(13,341)
Balance – May 31, 2018	—	$—	$(13,341)	$(13,341)

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – March 1, 2019	2,602,465	$4,425,877	$574,131	$5,000,008

Ordinary shares subject to possible redemption	2,721	(338,425)	—	(338,425)

Net income	—	—	338,426	338,426
Balance – May 31, 2019	2,605,186	$4,087,452	$912,557	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	For the Period from March 20, 2018 (inception) Through
	May 31,	May 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$338,426	$(13,341)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(398,746)	—
Unrealized gain on marketable securities held in Trust Account	(10,815)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	27,138	—
Accounts payable and accrued expenses	4,634	25,000
Net cash (used in) provided by operating activities	(39,363)	11,659

Cash Flows from Financing Activities:
Payment of offering costs	—	(37,704)
Proceeds from promissory notes – related party	—	56,045
Net cash provided by financing activities	—	18,341

Net Change in Cash	(39,363)	30,000
Cash – Beginning	313,049	—
Cash – Ending	$273,686	$30,000

Non-Cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$338,425	$—
Deferred offering costs included in accrued offering costs	$—	$4,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

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

At May 31, 2019, the Company had not yet commenced any operations other than seeking a Business Combination. All activity through May 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and seeking to identify a target company for a Business Combination.

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

Transaction costs amounted to $4,027,962, consisting of $1,423,125 of underwriting fees, $2,213,750 of deferred underwriting fees and $391,087 of offering costs. As of May 31, 2019, $273,686 of cash was held outside of the Trust Account and is available for working capital purposes.

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

MAY 31, 2019

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

The Company’s Sponsor has agreed (a) to vote its founder shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any ordinary shares (including the founder shares) and Private Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any ordinary shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

(Unaudited)

NOTE 2. LIQUIDITY AND GOING CONCERN

As of May 31, 2019, the Company had $273,686 in its operating bank accounts, $65,651,481 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $309,994. As of May 31, 2019, approximately $1,136,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or the Company’s officer and directors. The Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officer and directors may, but are not obligated to, loan the Company funds as may be required. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through February 23, 2020, which is the date the Company is required to cease all operations except for the purpose of winding up if it has not completed a Business Combination. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2019 as filed with the SEC on May 22, 2019, which contains the audited financial statements and notes thereto. The financial information as of February 28, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from March 20, 2018 (inception) through February 28, 2019. The interim results for the three months ended May 31, 2019 are not necessarily indicative of the results to be expected for the year ending February 28, 2020 or for any future interim periods.

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of May 31, 2019 and February 28, 2019.

Marketable securities held in Trust Account

At May 31, 2019 and February 28, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of May 31, 2019 and February 28, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

(Unaudited)

The Company’s tax provision is zero and it has no deferred tax assets. The Company is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at May 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,683,813 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended May 31,	For the Period from March 20, 2018 (inception) through May 31,
	2019	2018
Net income (loss)	$338,426	$(13,341)
Less: Income attributable to ordinary shares subject to possible redemption	(366,475)	—
Adjusted net loss	$(28,049)	$(13,341)

Weighted average ordinary shares outstanding, basic and diluted	2,602,465	1,375,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At May 31, 2019 and February 28, 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

(Unaudited)

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriter of the Initial Public Offering (and its designees) purchased an aggregate of 323,750 Private Units at a price of $10.00 per Private Unit, of which 310,000 Private Units were purchased by the Sponsor and 13,750 Private Units were purchased by the underwriter ($3,237,500 in the aggregate). On August 30, 2018, the Company consummated the sale of an additional 35,063 Private Units at a price of $10.00 per Private Unit, of which 33,000 Private Units were sold to the Sponsor and 2,063 Private Units were sold to the underwriter, generating gross proceeds of $350,630. Each Private Unit consists of one Private Share and one redeemable warrant (each, a “Private Warrant”). Each Private Warrant is exercisable to purchase one ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2018, the Company issued an aggregate of 1,437,500 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. On August 20, 2018, the Company effectuated a 1.1-for-1 share dividend resulting in an aggregate of 1,581,250 founder shares outstanding. The founder shares included an aggregate of up to 206,250 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On August 30, 2018, as a result of the underwriters’ election to fully exercise their over-allotment option, 206,250 Founder Shares are no longer subject to forfeiture.

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

MAY 31, 2019

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of 3.50% of the gross proceeds of the Initial Public Offering, or $2,213,750. The deferred fee will be paid in cash only upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 8. SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares at no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At May 31, 2019 and February 28, 2019, there were 2,605,186 and 2,602,465 ordinary shares issued and outstanding, respectively, excluding 5,659,877 and 5,662,598 ordinary shares subject to possible redemption, respectively.

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares at no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At May 31, 2019 and February 28, 2019, there are no preferred shares designated, issued or outstanding.

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at May 31, 2019 and February 28, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	May 31, 2019	February 28, 2019
Assets:
Marketable securities held in Trust Account	1	$65,651,481	$65,241,920

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through May 31, 2019 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering as described below, and seeking to identify a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended May 31, 2019, we had net income of $338,426, consisting of interest income on marketable securities held in our Trust Account of $398,746 and an unrealized gain on marketable securities held in our Trust Account of $10,815, offset by operating costs of $71,135.

For the period from March 20, 2018 (inception) through May 31, 2018, we had a net loss of $13,341, consisting of operating costs of $13,341.

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

For the three months ended May 31, 2019, cash used in operating activities amounted to $39,363. Net income of $338,426 was offset by interest earned on marketable securities held in the Trust Account of $398,746 and an unrealized gain on securities held in the Trust Account of $10,815. Changes in our operating assets and liabilities provided cash of $31,772.

For the period from March 20, 2018 (inception) through May 31, 2018, cash provided by operating activities amounted to $11,659. Net loss of $13,341 was offset by changes in our operating assets and liabilities, which provided cash of $25,000.

At May 31, 2019, we had marketable securities held in the Trust Account of $65,651,481 (including approximately $1,136,000 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting fees and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

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

As of May 31, 2019, we had $273,686 in cash and working capital of $309,994. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination. Our Sponsor or an affiliate of our Sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of May 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on May 22, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on May 22, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

TENZING ACQUISTION CORP.

Date: July 3, 2019		/s/ Rahul Nayar
	Name:	Rahul Nayar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 3, 2019		/s/ Gonzalo Cordova
	Name:	Gonzalo Cordova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

