Form 10-Q
period 2019-08-31
Tenzing Acquisition Corp.
filed 2019-10-08
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

As of October 8, 2019, there were 8,265,063 ordinary shares, no par value, issued and outstanding.

TENZING ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of August 31, 2019 (unaudited) and February 28, 2019	1

	Condensed Statements of Operations for the Three and Six Months Ended August 31, 2019 (unaudited) and for the Three Months Ended August 31, 2018 and for the Period from March 20, 2018 (inception) through August 31, 2018 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months Ended August 31, 2019 (unaudited) and for the Three Months Ended August 31, 2018 and for the Period from March 20, 2018 (inception) through August 31, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended August 31, 2019 (unaudited) and for the Period from March 20, 2018 (inception) through August 31, 2018 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Control and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

TENZING ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	August 31,	February 28,
	2019	2019
	(unaudited)
ASSETS
Current Assets
Cash	$211,237	$313,049
Prepaid expenses and other current assets	38,573	91,130
Total Current Assets	249,810	404,179

Marketable securities held in Trust Account	66,019,911	65,241,920
Total Assets	$66,269,721	$65,646,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$33,926	23,050
Total Current Liabilities	33,926	23,050

Deferred underwriting fee payable	2,213,750	2,213,750
Total Liabilities	2,247,676	2,236,800

Commitments

Ordinary shares subject to possible redemption, 5,654,573 and 5,662,598 shares at redemption value at August 31, 2019 and February 28, 2019, respectively	59,022,040	58,409,291

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,610,490 and 2,602,465 shares issued and outstanding (excluding 5,654,573 and 5,662,598 shares subject to possible redemption) at August 31, 2019 and February 28, 2019, respectively	3,813,128	4,425,877
Retained earnings	1,186,877	574,131
Total Shareholders’ equity	5,000,005	5,000,008
Total Liabilities and Shareholders’ Equity	$66,269,721	$65,646,099

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,	For the Period from March 20, 2018 (inception) Through August 31,
	2019	2018	2019	2018
Operating costs	$94,110	$2,328	$165,245	$15,669
Loss from operations	(94,110)	(2,328)	(165,245)	(15,669)

Other income:
Interest income	351,738	24,070	750,484	24,070
Unrealized gain (loss) on marketable securities held in Trust Account	16,692	(4,055)	27,507	(4,055)
Net income	$274,320	$17,687	$612,746	$4,346

Weighted average ordinary shares outstanding, basic and diluted (1)	2,605,186	1,460,688	2,603,826	1,423,069

Basic and diluted net loss per ordinary share (2)	$(0.02)	$(0.00)	$(0.03)	$(0.01)

(1)	Excludes an aggregate of up to 5,654,573 and 5,668,781 shares subject to possible redemption at August 31, 2019 and 2018.
(2)	Excludes interest income of $329,376 and $695,524 attributable to shares subject to possible redemption for the three and six months ended August 31, 2019, and $17,937 for the three months ended August 31, 2018 and for the period from March 20, 2018 (inception) through August 31, 2018 (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

THREE MONTHS ENDED AUGUST 31, 2018 AND FOR THE PERIOD FROM MARCH 20, 2018 (INCEPTION) THROUGH AUGUST 31, 2018

	Ordinary Shares		Retained Earnings/ (Accumulated	Total Shareholders’
	Shares	Amount	Deficit)	Equity (Deficit)
Balance – March 20, 2018 (inception)	—	$—	$—	$—

Net loss	—	—	(13,341)	(13,341)
Balance – May 31, 2018	—	—	(13,341)	(13,341)

Issuance of ordinary shares to initial shareholder	1,581,250	25,000	—	25,000

Sale of 6,325,000 Units, net of underwriting discounts and offering expenses	6,325,000	59,222,038	—	59,222,038

Sale of 358,813 Private Units	358,813	3,588,130	—	3,588,130

Ordinary shares subject to redemption	(5,668,781)	(57,839,505)	—	(57,839,505)

Net income	—	—	17,687	17,687
Balance – August 31, 2018	2,596,282	$4,995,663	$4,346	$5,000,009

THREE AND SIX MONTHS ENDED AUGUST 31, 2019

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – March 1, 2019	2,602,465	$4,425,877	$574,131	$5,000,008

Change in value of ordinary shares subject to possible redemption	2,721	(338,425)	—	(338,425)

Net income	—	—	338,426	338,426
Balance – May 31, 2019	2,605,186	4,087,452	912,557	5,000,009

Change in value of ordinary shares subject to possible redemption	5,304	(274,324)	—	(274,324)

Net income	—	—	274,320	274,320
Balance – August 31, 2019	2,610,490	$3,813,128	$1,186,877	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	For the Period from March 20, 2018 (inception) Through
	August 31,	August 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$612,746	$4,346
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(750,484)	(24,070)
Unrealized loss (gain) on marketable securities held in Trust Account	(27,507)	4,055
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	52,557	(78,200)
Accounts payable and accrued expenses	10,876	1,520
Net cash used in operating activities	(101,812)	(92,349)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(64,515,000)
Net cash used in investing activities	—	(64,515,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	61,826,875
Proceeds from sale of Private Units	—	3,588,130
Payment of offering costs	—	(391,087)
Advances from related party	—	363,436
Proceeds from promissory notes – related party	—	(363,436)
Net cash provided by financing activities	—	65,048,918

Net Change in Cash	(101,812)	441,569
Cash – Beginning	313,049	—
Cash – Ending	$211,237	$441,569

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$57,821,015
Change in value of ordinary shares subject to redemption	$612,749	$18,490
Deferred underwriting fee payable	$—	$2,213,750

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

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

At August 31, 2019, the Company had not yet commenced any operations other than seeking a Business Combination. All activity through August 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and seeking to identify a target company for a Business Combination.

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

Transaction costs amounted to $4,027,962, consisting of $1,423,125 of underwriting fees, $2,213,750 of deferred underwriting fees and $391,087 of offering costs. As of August 31, 2019, $211,237 of cash was held outside of the Trust Account and is available for working capital purposes.

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

AUGUST 31, 2019

(Unaudited)

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

 NOTE 2. LIQUIDITY AND GOING CONCERN

As of August 31, 2019, the Company had $211,237 in its operating bank accounts, $66,019,911 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $215,884. As of August 31, 2019, approximately $1,505,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2019 as filed with the SEC on May 22, 2019, which contains the audited financial statements and notes thereto. The financial information as of February 28, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from March 20, 2018 (inception) through February 28, 2019. The interim results for the three and six months ended August 31, 2019 are not necessarily indicative of the results to be expected for the year ending February 29, 2020 or for any future interim periods.

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

AUGUST 31, 2019

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of August 31, 2019 and February 28, 2019.

Marketable securities held in Trust Account

At August 31, 2019 and February 28, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2019 and February 28, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at August 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,683,813 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended August 31,		Six Months Ended August 31,	For the Period from March 20, 2018 (inception) through August 31,
	2019	2018	2019	2018
Net income	$274,320	$17,687	$612,746	$4,346
Less: Income attributable to ordinary shares subject to possible redemption	(329,376)	(17,937)	(695,524)	(17,937)
Adjusted net loss	$(55,056)	$(250)	$(82,778)	$(13,591)

Weighted average ordinary shares outstanding, basic and diluted	2,605,186	1,460,688	2,603,826	1,423,069

Basic and diluted net loss per ordinary share	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At August 31, 2019 and February 28, 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

AUGUST 31, 2019

(Unaudited)

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

NOTE 8. SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares at no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At August 31, 2019 and February 28, 2019, there were 2,610,490 and 2,602,465 ordinary shares issued and outstanding, respectively, excluding 5,654,573 and 5,662,598 ordinary shares subject to possible redemption, respectively.

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares at no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At August 31, 2019 and February 28, 2019, there are no preferred shares designated, issued or outstanding.

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

AUGUST 31, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at August 31, 2019 and February 28, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	August 31, 2019	February 28, 2019
Assets:
Marketable securities held in Trust Account	1	$66,019,911	$65,241,920

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through August 31, 2019 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering as described below, and seeking to identify a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended August 31, 2019, we had net income of $274,320, consisting of interest income on marketable securities held in our Trust Account of $351,738 and an unrealized gain on marketable securities held in our Trust Account of $16,692, offset by operating costs of $94,110.

For the six months ended August 31, 2019, we had net income of $612,746, consisting of interest income on marketable securities held in our Trust Account of $750,484 and an unrealized gain on marketable securities held in our Trust Account of $27,507, offset by operating costs of $165,245.

For the three months ended August 31, 2018, we had a net income of $17,687, consisting of interest income on marketable securities held in our Trust Account of $24,070, offset by operating costs of $2,328 and an unrealized loss on marketable securities held in our Trust Account of $4,055.

For the period from March 20, 2018 (inception) through August 31, 2018, we had a net income of $4,346, consisting of interest income on marketable securities held in our Trust Account of $24,070, offset by operating and formation costs of $15,669 and an unrealized loss on marketable securities held in our Trust Account of $4,055.

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

For the six months ended August 31, 2019, cash used in operating activities amounted to $101,812. Net income of $612,746 was offset by interest earned on marketable securities held in the Trust Account of $750,484 and an unrealized gain on securities held in the Trust Account of $27,507. Changes in our operating assets and liabilities provided cash of $63,433.

For the period from March 20, 2018 (inception) through August 31, 2018, cash used in operating activities amounted to $92,349. Net income of $4,346 was impacted by interest earned on marketable securities held in the Trust Account of $24,070 and an unrealized loss on securities held in the Trust Account of $4,055. Changes in our operating assets and liabilities used cash of $76,680.

At August 31, 2019, we had marketable securities held in the Trust Account of $66,019,911 (including approximately $1,505,000 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting fees and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

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

As of August 31, 2019, we had $211,237 in cash and working capital of $215,884. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination. Our Sponsor or an affiliate of our Sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

TENZING ACQUISTION CORP.

Date: October 8, 2019		/s/ Rahul Nayar
	Name:	Rahul Nayar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 8, 2019		/s/ Gonzalo Cordova
	Name:	Gonzalo Cordova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)