Form 10-K
period 2020-02-29
Tenzing Acquisition Corp.
filed 2020-05-04
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on August 30, 2019, as reported on the Nasdaq Capital Market, was approximately $59,058,000.

As of May 1, 2020, there were 7,669,177 ordinary shares, no par value, issued and outstanding.

i

Unless otherwise stated in this annual report on Form 10-K, references to:

•	“we,” “us,” “company” or “our company” are to Tenzing Acquisition Corp., a BVI business company with limited liability;

•	“BVI” refer to the British Virgin Islands;

•	the “Companies Act” and the “Insolvency Act” refer to the BVI Business Companies Act, 2004 and the Insolvency Act of the British Virgin Islands, respectively, and in each case, as amended;

•	“founder shares” are to ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering;

•	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

•	“insider units” refer to the 343,000 units sold to our sponsor and its designees upon consummation of our initial public offering and the exercise in full of the underwriters’ over-allotment option;

•	“management” or our “management team” are to our offıcers and directors;

•	“Maxim units” are the 15,813 units we sold privately to Maxim upon consummation of our initial public offering and the exercise in full of the underwriters’ over-allotment option;

•	“ordinary shares” are to the ordinary shares of no par value of the company;

•	“private shares” and “private warrants” refer to the ordinary shares and warrants, respectively, included within the private units;

•	“private units” are to the insider units and the Maxim units;

•	“private shares” and “private warrants” refer to the ordinary shares and warrants, respectively, included within the private units;

•	“public shares” are to ordinary shares which were sold as part of the units in our initial public offering and references to “public shareholders” refer to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

•	“sponsor” are to Tenzing LLC, a Delaware limited liability company, the managing members of which are Parag Saxena, our Chairman, and Rahul Nayar, our Chief Executive Officer; and

•	“warrants” or “public warrants” are to our redeemable warrants, which includes the public warrants sold as part of the units in our initial public offering.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including their industry and geographic location;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	failure to maintain the listing on, or the delisting of our securities from, Nasdaq, or an inability to have our securities listed on Nasdaq following our initial business combination;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	our financial performance; or

•	the effect of the novel coronavirus (COVID-19) on our business, results of operations and financial condition.

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

PART I

Item 1. Business

BUSINESS

General

We are a blank check company formed pursuant to the laws of the British Virgin Islands on March 20, 2018 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets. We are focusing our efforts on seeking and completing an initial business combination with a company that has an enterprise value of between $150 million and $500 million, although a target entity with a smaller or larger enterprise value may be considered. Although we are not limited to a particular industry or geographic region, we intend to focus on businesses that operate in India.

We completed our initial public offering on August 23, 2018 and the underwriters exercised in full their over-allotment option on August 30, 2018, and the proceeds of our initial public offering and the exercise of the over-allotment option (in the amount of $60,882,949 as of February 29, 2020) are held in a trust account for the benefit of our public shareholders. We may use such amounts to help fund our initial business combination, subject to the right of our public shareholders to have their ordinary shares of our company redeemed in connection with our initial business combination.

On February 18, 2020, we held a special meeting (the “Special Meeting”) of shareholders in lieu of the 2020 annual general meeting of shareholders. At the Special Meeting, the shareholders voted to amend the Amended and Restated Memorandum and Articles of Association (as amended, our “Charter”) to extend the date by which we must consummate a business combination from February 23, 2020 to May 26, 2020 (or June 23, 2020 if we have executed a definitive agreement for a business combination by May 26, 2020) (the “Extended Date”) (see "Recent Developments" section below). In connection with such amendment to the Charter, shareholders elected to redeem 595,886 ordinary shares, which represents approximately 9% of the shares that were part of the units that were sold in our initial public offering. Following such redemptions, approximately $60.8 million remained in the trust account as of February 18, 2020, taking into account the additional $0.099 deposited into the trust account, and 7,669,177 ordinary shares remain issued and outstanding.

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

Recent Events

On April 21, 2020, the Company filed a preliminary proxy statement soliciting proxies for a special meeting of shareholders to be held on or before May 26, 2020. The proposals to be presented to shareholders for their approval are: (1) a proposal to further amend the Company’s Charter to extend the date by which the Company must consummate a business combination (the “Second Extension”) from May 26, 2020 (or June 23, 2020 if the Company has executed a definitive agreement for a business combination by May 26, 2020) to July 27, 2020 (or September 28, 2020 if the company has executed a definitive agreement for a business combination by July 27, 2020) and (2) a proposal to adjourn the special meeting, if necessary, to permit the further solicitation of proxies in support of the first proposal. Please see the Company’s definitive proxy statement on Schedule 14A, which will be filed with the Commission when available, for additional information on these proposals. We can provide no assurances on whether these proposals will be approved by the shareholders of the Company or on whether the Second Extension will be completed if approved by shareholders. If the Second Extension is not approved or completed and we do not consummate a business combination by May 26, 2020 (or June 23, 2020 if the Company has executed a definitive agreement for a business combination by May 26, 2020), then the warrants will expire worthless.

Initial Business Combination

On February 18, 2020, we held the Special Meeting, at which shareholders voted to amend the Charter to extend the date by which we must consummate a business combination to the Extended Date. While we are in discussions with respect to several business combination opportunities, the Board believed that there was not sufficient time before February 23, 2020 to complete a business combination. If we are unable to consummate our initial business combination by the Extended Date, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under BVI law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% net asset test. If the business combination involves more than one target business, the 80% net asset test will be based on the aggregate value of all of the target businesses. If our securities are not listed on NASDAQ at the time of our initial business combination, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects ~~ejects~~ the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers will materially affect our ability to complete our business combination. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our executive officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by May 26, 2020 (or June 23, 2020 if we have executed a definitive agreement for a business combination by May 26, 2020).

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

Strong Financial Position and Flexibility

With a trust account in the amount of approximately $60,883,000 as of February 29, 2020, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. This amount assumes no redemptions, and we will need to pay $2,213,750 of deferred underwriting fees out of such amount. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. We have no current commitments for any third party debt or equity financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

Effecting our initial business combination

Sources of Target Businesses

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

Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction).

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

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations..

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

In evaluating a prospective target business, we have conducted and will continue to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

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

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business. Our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.

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

Shareholders may not have the ability to approve our initial business combination

If we do not decide to hold a shareholder vote in conjunction with our initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), or if we are deemed to be a foreign private issuer at such time, we will conduct redemptions pursuant to the tender offer rules of the SEC and our memorandum and articles of association. NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting, provided that we were not seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination unless we are deemed to be a foreign private issuer at such time). Furthermore, shareholder approval would not be required pursuant to the Companies Act if our initial business combination were structured as a purchase of assets, a purchase of stock of the target not involving a merger with us, or a merger of the target into a subsidiary of our company, or if we otherwise entered into contractual arrangements with a target to obtain control of such company. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether we expect shareholder approval would be required under the Companies Act for each such transaction.

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

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of February 29, 2020 is approximately $10.63 per share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

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

If we seek shareholder approval (assuming we are not deemed to be a foreign private issuer at such time), we will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares, private shares and any public shares purchased in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination. As a result, we would need only 1,910,340 of the 5,729,114 public shares, or approximately 33.3%, issued and outstanding as of February 29, 2020, 2020 to be voted in favor of a transaction in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination.

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

Notwithstanding the foregoing, if we do not decide to hold a shareholder vote in conjunction with their initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), or if we are deemed to be a foreign private issuer at such time, we will conduct redemptions pursuant to the tender offer rules of the SEC and our Charter.

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

Limitation on redemption rights upon consummation of our initial business combination if we seek shareholder approval (assuming we are not deemed to be a foreign private issuer at such time)

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules (assuming we are not deemed to be a foreign private issuer at such time), our Charter provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with our initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 20% of the shares sold in our initial public offering) for or against our initial business combination. We will resolve any disputes relating to whether a public shareholder is acting in concert or as a “group” either by requiring certifications under the penalty of perjury to such effect by public shareholders or via adjudication in court.

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

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target by the Extended Date.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination by the Extended Date. While we are in discussions with respect to several business combination opportunities, we may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination by the Extended Date, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our Charter and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event we do not consummate our initial business combination by the Extended Date. We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

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

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.299. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.299, plus interest (net of any taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.299 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations and believe that our sponsor’s only assets are securities of our company. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.299 per share and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.299 per share.

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $69,000 not placed in the trust account, and the interest income earned on the balance of the trust account (net of taxes payable) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $20,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination by the Extended Date , (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our Charter (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

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

We are required to have our internal control procedures evaluated for the fiscal year ending February 29, 2020 required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Legal Proceedings1

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

As of February 29, 2020, we had $69,276 in cash and working capital of $160,793. This amount includes $750,000, which was loaned to the Company by our sponsor on February 10, 2020, pursuant to an unsecured promissory note. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

1 Company confirm.

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

If we do not decide to hold a shareholder vote in conjunction with our initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), or if we are deemed to be a foreign private issuer at such time, we will conduct redemptions pursuant to the tender offer rules of the SEC and our Charter. NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting, provided that we were not seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination unless we are deemed to be a foreign private issuer at such time). Furthermore, shareholder approval would not be required pursuant to the Companies Act if our initial business combination were structured as a purchase of assets, a purchase of stock of the target not involving a merger with us, or a merger of the target into a subsidiary of our company, or if we otherwise entered into contractual arrangements with a target to obtain control of such company. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders (including our sponsor) own approximately 23% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Charter. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors, is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only one-half of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination.

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

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our Charter requires us to provide all of our public shareholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

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

The requirement that we complete our initial business combination by May 26, 2020 (or June 23, 2020 if the Company has signed a definitive agreement for a business combination by May 26, 2020) may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by May 26, 2020 (or June 23, 2020 if the Company has signed a definitive agreement for a business combination by May 26, 2020). Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by May 26, 2020 or June 23, 2020 if the Company has signed a definitive agreement for a business combination by May 26, 2020). We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public shareholders from the trust account shall be effected as required by function of our Charter and prior to any voluntary winding up.

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

Purchases of ordinary shares in the open market or in privately negotiated transactions by our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our ordinary shares on a national securities exchange following the consummation of an initial business combination

If our sponsor, directors, officers, advisors or their affiliates purchase ordinary shares in the open market or in privately negotiated transactions, the public “float” of our ordinary shares and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our Charter (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 26, 2020 or June 23, 2020 if the Company has signed a definitive agreement for a business combination by May 26, 2020) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete our initial business combination with a target business that was not identified at the time of our initial public offering, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. . Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

If we seek shareholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules (assuming we are not deemed to be a foreign private issuer at such time), and if you or a “group” of shareholders are deemed to hold in excess of 20% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules (assuming we are not deemed to be a foreign private issuer at such time), our Charter provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering. Your inability to redeem more than an aggregate of 20% of the shares sold in our initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until May 26, 2020 or June 23, 2020 if the Company has signed a definitive agreement for a business combination by May 26, 2020), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate for at least until May 26, 2020 or June 23, 2020 if the Company has signed a definitive agreement for a business combination by May 26, 2020), assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.299 per share or potentially less than $10.299 per share on our redemption, and our warrants will expire worthless.

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

Pursuant to, among other documents, our Charter, if we do not complete our initial business combination by May 26, 2020 or June 23, 2020 if the Company has signed a definitive agreement for a business combination by May 26, 2020), this will trigger the required redemption of our ordinary shares using the available funds in the trust account pursuant to our Charter, resulting in our repayment of available funds in the trust account. Following which, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

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

In the event that the proceeds in the trust account are reduced below $10.299 per share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.299 per share.

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

We are not an entity subject to any regulatory supervision in the British Virgin Islands by the Financial Services Commission. As a result, shareholders are not protected by any regulatory supervision or inspections by any regulatory agency in the British Virgin Islands and the company is not required to observe any restrictions in respect of its conduct save as disclosed in this Report or its Charter.

If we are unable to consummate our initial business combination by May 26, 2020 or June 23, 2020 if the Company has signed a definitive agreement for a business combination by May 26, 2020), our public shareholders may be forced to wait beyond May 26, 2020 or June 23, 2020 if the Company has signed a definitive agreement for a business combination by May 26, 2020), before redemption from our trust account.

If we are unable to consummate our initial business combination by May 26, 2020 or June 23, 2020 if the Company has signed a definitive agreement for a business combination by May 26, 2020), we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our Charter prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond May 26, 2020 or June 23, 2020 if the Company has signed a definitive agreement for a business combination by May 26, 2020) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by May 26, 2020, we will be required to redeem our public shares from the trust account pursuant to our Charter.

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

If we do not complete our initial business combination by May 26, 2020 or June 23, 2020 if the Company has signed a definitive agreement for a business combination by May 26, 2020) and instead distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement entered into on August 20, 2018, our initial shareholders and Maxim and their permitted transferees can demand that we register for resale an aggregate of 1,581,250 founder shares, 358,813 insider units and underlying securities and up to 150,000 units, and underlying securities, issuable upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the securities owned by our sponsor, holders of our insider units or their respective permitted transferees are registered.

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

Our Charter authorizes the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. We may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. Although no such issuance of ordinary or preferred shares will affect the per share amount available for redemption from the trust account, the issuance of additional ordinary or preferred shares:

•	may significantly dilute the equity interest of investors in our initial public offering, who will not have pre-emption rights in respect of such an issuance;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights created by amendment of our Charter by resolution of the directors senior to those afforded our ordinary shares;

•	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.299 per share or potentially less than $10.299 per share on our redemption, and our warrants will expire worthless.

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

We may choose to incur substantial debt to complete our initial business combination. Furthermore, we may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The net proceeds from our initial public offering and the sale of the private units, inclusive of interest income earned, provided us with approximately $63,028,000 as of February 29, 2020 that we may use to complete our initial business combination (excluding up to $2,213,750 of deferred underwriting commissions being held in the trust account). This amount reflects the redemption of 595,886 ordinary shares, which represents approximately 9% of the shares that were part of the units that were sold in our initial public offering, in connection with our Special Meeting and approximately $567,182, or an additional $0.099 per share deposited into the trust account in connection with our Special Meeting.

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

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business. As a result, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait the until May 26, 2020 or June 23, 2020 if we have signed a definitive agreement for a business combination by May 26, 2020) in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

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

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our Charter, we are required to provide at least 10 days advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a shareholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. Since the outbreak of the virus, the United States has imposed a travel ban on certain countries in Europe and Asia. On March 20, 2020, President Trump imposed additional travel restrictions, including the closure of both the Canadian and Mexican borders to any non-essential travel. A significant outbreak of COVID-19 and other infectious diseases has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continuing concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination is highly uncertain and cannot be predicted as new information which emerges concerning the severity of COVID-19 and governments continue to take actions to contain COVID-19 or treat its impact. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

The provisions of our Charter relating to the rights and obligations attaching to our ordinary shares may be amended prior to the consummation of our initial business combination with the approval of the holders of 65% (or 50% if for the purposes of approving, or in conjunction with, the consummation of our initial business combination) of our outstanding ordinary shares attending and voting on such amendment at the relevant meeting, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our Charter to facilitate the consummation of our initial business combination that a significant number of our shareholders may not support.

Many blank check companies have a provision in their charter, which prohibits the amendment of certain of its provisions, including those, which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our Charter provides that, prior to the consummation of our initial business combination, its provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares, may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our Charter relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our Charter may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our Charter may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, who beneficially own approximately 25.1% of our ordinary shares, will participate in any vote to amend our Charter and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter which govern our pre-business combination and the rights and obligations attaching to the ordinary shares behavior more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which you do not agree. However, we and our directors and officers have agreed not to propose any amendment to our Charter that would affect the substance and timing of our obligation to redeem the public shares of any public shareholder without the consent of that holder, if we are unable to consummate our initial business combination by May 26, 2020 or June 23, 2020 if the Company has signed a definitive agreement for a business combination by May 26, 2020), from the closing of our initial public offering.

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

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting contain certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or International Financial Reporting Standard as issued by the International Accounting Standards Board, or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 18-month time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending February 29, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our corporate affairs are governed by our Charter, the Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in BVI companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

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

Our Charter permits the board of directors by resolution to amend our Charter, including to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our Charter permits the board of directors by resolution to amend the Charter including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect to the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our Charter that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by May 26, 2020 or June 23, 2020 if the Company has signed a definitive agreement for a business combination by May 26, 2020).

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

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect our business, financial condition or results of operations following our business combination. The potential impact of a natural disaster on our results of operations and financial position is speculative, and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on the Indian economy. Although the long term effect of diseases such as the COVID-19, H5N1 “avian flu”, or H1N1, the swine flu, cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in India could adversely affect our business, financial condition and results of operations following our business combination. We cannot assure you that natural disasters will not occur in the future or that its business, financial condition and results of operations will not be adversely affected.

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

According to the IMF, India’s foreign exchange reserves totaled approximately US$460 Bn as of December 31, 2019. Declines in foreign exchange reserves could adversely affect the valuation of the Indian Rupee and could result in reduced liquidity and higher interest rates that could adversely affect our future financial condition and the market price of the our shares following the business combination.

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

Holders

On May 1, 2020, there were 3 holders of record of our units, 2 holders of record of our ordinary shares and 1 holder of record of our warrants.

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

On February 18, 2020, our shareholders approved an amendment to our Charter to extend the period of time for which we were required to consummate a Business Combination from February 23, 2020 to May 26, 2020 (or June 23, 2020 if the Company has executed a definitive agreement for a business combination by May 26, 2020). In connection with the approval of the Extension, shareholders elected to redeem an aggregate of 595,886 ordinary shares, of which we paid cash in the aggregate amount of $6,268,796, or approximately $10.52 per share, to redeeming shareholders. In connection with the Extension, we deposited into the Trust Account $0.099 for each public share that was not redeemed in connection with the extension, or an aggregate of approximately $567,182, for such Extension. The amount deposited into the Trust Account was loaned to us by the Sponsor.

Recent Events

On April 21, 2020, the Company filed a preliminary proxy statement soliciting proxies for a special meeting of shareholders to be held on or before May 26, 2020. The proposals to be presented to shareholders for their approval are: (1) a proposal to further amend the Company’s Charter to extend the date by which the Company must consummate a business combination from May 26, 2020 (or June 23, 2020 if the Company has executed a definitive agreement for a business combination by May 26, 2020) to July 27, 2020 (or September 28, 2020 if the company has executed a definitive agreement for a business combination by July 27, 2020) and (2) a proposal to adjourn the special meeting, if necessary, to permit the further solicitation of proxies in support of the first proposal. Please see the Company’s definitive proxy statement on Schedule 14A, which will be filed with the Commission when available, for additional information on these proposals. We can provide no assurances on whether these proposals will be approved by the shareholders of the Company or on whether the Second Extension will be completed if approved by shareholders. If the Second Extension is not approved or completed and we do not consummate a business combination by May 26, 2020 (or June 23, 2020 if the Company has executed a definitive agreement for a business combination by May 26, 2020), then the warrants will expire worthless.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through February 29, 2020 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering as described below and seeking to identify a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended February 29, 2020, we had net income of $617,903, consisting of interest income on marketable securities held in our Trust Account of $1,323,935 and an unrealized gain on marketable securities held in our Trust Account of $18,708, offset by operating costs of $724,740.

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

For the year ended February 29, 2020, cash used in operating activities amounted to $426,591. Net income of $617,903 was offset by interest earned on marketable securities held in the Trust Account of $1,323,935 and an unrealized gain on securities held in the Trust Account of $18,708. Changes in our operating assets and liabilities provided cash of $298,149.

For the period from March 20, 2018 (inception) through February 28, 2019, cash used in operating activities amounted to $220,869. Net income of $574,131 was affected by interest earned on marketable securities held in the Trust Account of $729,499 and an unrealized loss on securities held in the Trust Account of $2,579. Changes in our operating assets and liabilities used cash of $68,080.

At February 29, 2020, we had marketable securities held in the Trust Account of $60,882,949 (including approximately $1,879,000 of interest income, net of unrealized losses), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting fees and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

On February 10, 2020, we entered into a convertible promissory note with the Sponsor, pursuant to which we borrowed an aggregate amount of $750,000. Of such amount, $567,182 was used to fund the extension loan into the Trust Account and the balance will be used to finance transaction costs in connection with a Business Combination. The loan is non-interest bearing and due to be paid upon the earlier of (i) the consummation of a Business Combination and (ii) the date of our winding up. The loan is convertible into units at a purchase price of $10.00 per unit. The units would be identical to the Private Units. As of February 29, 2020, there was $750,000 outstanding under the convertible promissory note.

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

As of February 29, 2020, we had $69,276 in cash and working capital deficit of $160,793. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination. Our Sponsor or an affiliate of our Sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of February 29, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of February 29, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of February 29, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of February 29, 2020, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of February 29, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Campbell and Thapar and Ms. Shapiro, expired at the Special Meeting in lieu of our first annual meeting. The term of office of the second class of directors, consisting of Messrs. Nayar and Saxena, will expire at the second annual meeting. In accordance with Nasdaq corporate governance requirements, we may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Charter as it deems appropriate. Our Charter provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a Chief Financial Officer, a President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

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

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended February 29, 2020 there were no delinquent filers.

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

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our Charter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of May 1, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,669,177 ordinary shares, which includes ordinary shares underlying the units sold in our initial public offering outstanding as of May 1, 2020. Voting power represents the voting power of ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of ordinary shares vote together as a single class. The table below does not include the ordinary shares underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Tenzing LLC (2)(3)	1,924,250	25.1%
Rahul Nayar (2)(3)	1,924,250	25.1%
Parag Saxena (2)(3)	1,924,250	25.1%
Gonzalo Cordova (4)	—	—
Atanuu Agarrwal (4)	—	—
William I. Campbell (4)	—	—
Nina Shapiro (4)	—	—
Vikas Thapar (4)	—	—
All directors and officers as a group (seven individuals)	1,924,250	25.1%
Mizuho Financial Group, Inc. (5)	638,044	7.77%

1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Tenzing Acquisition Corp., 250 West 55th Street, New York, New York 10019.

2)	Interests shown consist of 1,581,250 founder shares and 343,000 ordinary shares underlying the insider units.

3)	Tenzing LLC is the record holder of such shares. The shares held by Tenzing LLC, the Company’s sponsor, are beneficially owned by Rahul Nayar, the Company’s Chief Executive Officer and Parag Saxena, the Company’s Chairman, and the managing members of Tenzing LLC, who jointly have sole voting and dispositive power over the shares held thereby. Each of Messrs. Nayar and Saxena disclaims beneficial ownership over any securities owned by Tenzing LLC in which he does not have any pecuniary interest.

4)	Does not include any shares held by Tenzing LLC. This individual is a member of Tenzing LLC, as described in Footnote 3.

The table above does not include the ordinary shares underlying the warrants contained in the insider units held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

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

On February 10, 2020, we issued an unsecured promissory note (the “Note”) in the amount of up to $750,000 to the sponsor. A portion of the proceeds of the Note, which may be drawn down from time to time until the Company consummates its initial business combination, was used to fund a contribution in the amount of $0.099 per ordinary share held by public shareholders that was not redeemed in connection with the Special Meeting, plus $0.033 for each public share that is not redeemed for each subsequent calendar month commencing on May 26, 2020, and on the 23rd day of each subsequent month, or portion thereof, that we need to complete an initial business combination from May 26, 2020 until the Extended Date. Any remaining proceeds of the Note will be used as general working capital. As of February 29, 2020, $750,000 was outstanding under the Note

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

Audit Fees. Audit fees consist of professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC were approximately $71,400 and approximately $43,400 for the period from March 20, 2018 (inception) through February 28, 2019 and the year ended February 29, 2020. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the year ended February 29, 2020 and the period from March 20, 2018 (inception) through February 28, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended February 29, 2020 and February 28, 2019.

All Other Fees. We did not pay Marcum for other services for the year ended February 29, 2020 and the period from March 20, 2018 (inception) through February 28, 2019.

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Tenzing Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tenzing Acquisition Corp. (the “Company”) as of February 29, 2020 and February 28, 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended February 29, 2020 and for the period from March 20, 2018 (inception) through February 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for the year ended February 29, 2020 and for the period from March 20, 2018 (inception) through February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of February 29, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

May 1, 2020

TENZING ACQUISITION CORP.

BALANCE SHEETS

	February 29,	February 28,
	2020	2019
ASSETS
Current Assets
Cash	$69,276	$313,049
Prepaid expenses and other current assets	69,584	91,130
Total Current Assets	138,860	404,179

Marketable securities held in Trust Account	60,882,949	65,241,920
Total Assets	$61,021,809	$65,646,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$299,653	23,050
Total Current Liabilities	299,653	23,050

Convertible promissory note – related party	750,000	—
Deferred underwriting fee payable	2,213,750	2,213,750
Total Liabilities	3,263,403	2,236,800

Commitments

Ordinary shares subject to possible redemption, 4,964,590 and 5,662,598 shares at redemption value at February 29, 2020 and February 28, 2019, respectively	52,758,399	58,409,291

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,704,587 and 2,602,465 shares issued and outstanding (excluding 4,964,590 and 5,662,598 shares subject to possible redemption) at February 29, 2020 and February 28, 2019, respectively	3,807,973	4,425,877
Retained earnings	1,192,034	574,131
Total Shareholders’ equity	5,000,007	5,000,008
Total Liabilities and Shareholders’ Equity	$61,021,809	$65,646,099

The accompanying notes are an integral part of the financial statements.

TENZING ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended February 29,	For the Period from March 20, 2018 (inception) Through February 28,
	2020	2019
Operating costs	$724,740	$152,789
Loss from operations	(724,740)	(152,789)

Other income:
Interest income	1,323,935	729,499
Unrealized gain (loss) on marketable securities held in Trust Account	18,708	(2,579)
Net income	$617,903	$574,131

Weighted average ordinary shares outstanding, basic and diluted (1)	2,610,315	2,039,690

Basic and diluted net loss per ordinary share (2)	$(0.21)	$(0.04)

(1)	Excludes an aggregate of up to 4,964,590 and 5,662,598 shares subject to possible redemption at February 29, 2020 and February 28, 2019, respectively.
(2)	Excludes interest income of $1,163,534 and $650,811 attributable to shares subject to possible redemption for the year ended February 29, 2020 and for the period from March 20, 2018 (inception) through February 28, 2019, respectively (see Note 3).

The accompanying notes are an integral part of the financial statements.

TENZING ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – March 20, 2018 (inception)	—	$—	$—	$—

Issuance of ordinary shares to initial shareholder	1,581,250	25,000	—	25,000

Sale of 6,325,000 Units, net of underwriting discounts and offering expenses	6,325,000	59,222,038	—	59,222,038

Sale of 358,813 Private Units	358,813	3,588,130	—	3,588,130

Ordinary shares subject to redemption	(5,662,598)	(58,409,291)	—	(58,409,291)

Net income	—	—	574,131	574,131
Balance – February 28, 2019	2,602,465	4,425,877	574,131	5,000,008

Change in value of ordinary shares subject to possible redemption	102,122	(617,904)	—	(617,.904)

Net income	—	—	617,903	617,903
Balance – February 29, 2020	2,704,587	$3,807,973	$1,192,034	$5,000,007

The accompanying notes are an integral part of the financial statements.

TENZING ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Three Months Ended	For the Period from March 20, 2018 (inception) Through
	February 29,	February 28,
	2020	2019
Cash Flows from Operating Activities:
Net income	$617,903	$574,131
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,323,935)	(729,499)
Unrealized (gain) loss on marketable securities held in Trust Account	(18,708)	2,579
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	21,546	(91,130)
Accounts payable and accrued expenses	276,603	23.050
Net cash used in operating activities	(426,591)	(220,869)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(567,182)	(64,515,000)
Cash withdrawn from Trust Account for redemptions	6,268,796	—
Net cash provided by (used in) investing activities	5,701,614	(64,515,000)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	750,000	—
Redemption of ordinary shares	(6,268,796)	—
Proceeds from issuance of ordinary shares to initial shareholder	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	61,826,875
Proceeds from sale of Private Units	—	3,588,130
Payment of offering costs	—	(391,087)
Advances from related party	—	363,436
Repayment of advances from related party	—	(363,436)
Net cash (used in) provided by financing activities	(5,518,796)	65,048,918

Net Change in Cash	(243,773)	313,049
Cash – Beginning	313,049	—
Cash – Ending	$69,276	$313,049

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$57,821,015
Change in value of ordinary shares subject to possible redemption	$617,904	$588,276
Deferred underwriting fee payable	$—	$2,213,750

The accompanying notes are an integral part of the financial statements.

TENZING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2020

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

At February 29, 2020, the Company had not yet commenced any operations other than seeking a Business Combination. All activity through February 29, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and seeking to identify a target company for a Business Combination.

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

Transaction costs amounted to $4,027,962, consisting of $1,423,125 of underwriting fees, $2,213,750 of deferred underwriting fees and $391,087 of offering costs. As of February 29, 2020, there was $69,276 of cash held outside of the Trust Account and available for working capital purposes.

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

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2020

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

The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.299 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company initially had until February 23, 2020 to complete a Business Combination. On February 18, 2020, the Company’s shareholders approved an amendment to its Amended and Restated Memorandum and Articles of Association to extend the period of time for which the Company was required to consummate a Business Combination from February 23, 2020 to May 26, 2020 (the “Combination Period”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 595,886 ordinary shares, of which the Company paid cash in the aggregate amount of $6,268,796, or approximately $10.52 per share, to redeeming shareholders. In connection with the extension, the Company deposited into the Trust Account $0.099 for each public share that was not redeemed in connection with the extension, or an aggregate of approximately $567,182, for such extension. The amount deposited into the Trust Account was loaned to the Company by the Sponsor. The loan is non-interest bearing and due to be paid upon the earlier of (i) the consummation of a Business Combination and (ii) the date of the winding up of the Company (see Note 6).

TENZING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2020

The Company intends to hold a meeting of shareholders on or prior to May 26, 2020 in order to provide shareholders with the ability to vote to extend the date by which the Company must consummate a Business Combination (the “Second Extension”) from May 26, 2020 (or June 23, 2020 if the Company has executed a definitive agreement for a Business Combination by May 26, 2020) to July 27, 2020 (or September 28, 2020 if the Company has executed a definitive agreement for a Business Combination by July 27, 2020). There is no assurance that the Company’s shareholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain shareholder approval, the Company would wind up its affairs and liquidate.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of February 29, 2020, the Company had $69,276 in its operating bank accounts, $60,882,949 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $160,793. As of February 29, 2020, approximately $1,879,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

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

TENZING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2020

On February 10, 2020, the Company issued the Sponsor a convertible promissory note, pursuant to which the Company borrowed an aggregate amount of $750,000. Of such amount, $567,182 used to fund the extension loan into the Trust Account and the balance will be used to finance transaction costs in connection with a Business Combination. The loan is non-interest bearing and due to be paid upon the earlier of (i) the consummation of a Business Combination and (ii) the date of the winding up of the Company (see Note 6). The loan is convertible into units at a purchase price of $10.00 per unit. The units would be identical to the Private Units. As of February 29, 2020, there was $750,000 outstanding under the convertible promissory note.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or the Company’s officer and directors. The Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officer and directors may, but are not obligated to, loan the Company funds as may be required. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through May 26, 2020, which is the date the Company is required to cease all operations except for the purpose of winding up if it has not completed a Business Combination. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2020

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of February 29, 2020 and February 28, 2019.

Marketable securities held in Trust Account

At February 29, 2020 and February 28, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 29, 2020 and February 28, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

TENZING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2020

The Company’s tax provision is zero and it has no deferred tax assets. The Company is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at February 29, 2020 and February 28, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,683,813 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Year Ended February 29,	For the Period from March 20, 2018 (inception) through February 28,
	2020	2019
Net income	$617,903	$574,131
Less: Income attributable to ordinary shares subject to possible redemption	(1,163,534)	(650,811)
Adjusted net loss	$(545,631)	$(76,680)

Weighted average ordinary shares outstanding, basic and diluted	2,610,315	2,039,690

Basic and diluted net loss per ordinary share	$(0.21)	$(0.04)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

TENZING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2020

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

Convertible Promissory Note – Related Party

On February 10, 2020, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company borrowed an aggregate amount of $750,000. Of such amount, $567,182 used to fund the extension loan into the Trust Account and the balance will be used to finance transaction costs in connection with a Business Combination. The loan is non-interest bearing and due to be paid upon the earlier of (i) the consummation of a Business Combination and (ii) the date of the winding up of the Company. The loan is convertible into units at a purchase price of $10.00 per unit. The units would be identical to the Private Units. As of February 29, 2020, there was $750,000 outstanding under the convertible promissory note.

TENZING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2020

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

NOTE 8. SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares at no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At February 29, 2020 and February 28, 2019, there were 2,704,587 and 2,602,465 ordinary shares issued and outstanding, respectively, excluding 4,964,590 and 5,662,598 ordinary shares subject to possible redemption, respectively.

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares at no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At February 29, 2020 and February 28, 2019, there are no preferred shares designated, issued or outstanding.

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

TENZING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2020

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

TENZING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at February 29, 2020 and February 28, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	February 29, 2020	February 28, 2019
Assets:
Marketable securities held in Trust Account	1	$60,882,949	$65,241,920

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association. (1)

3.2	Amendment to the Amended and Restated Memorandum and Articles of Association (4)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Ordinary Shares Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Warrant Agreement, dated August 20, 2018, by and between Continental Stock Transfer & Trust Company and the Company. (1)

4.5	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

10.1	Letter Agreement, August 20, 2018, by and between the Company, its officers, directors and the sponsor. (1)

10.2	Investment Management Trust Account Agreement, dated August 20, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Company. (1)

10.3	Registration Rights Agreement, dated August 20, 2018, by and among the Company, Tenzing LLC, Maxim Group LLC and the holders party thereto. (1)

10.4	Securities Purchase Agreement, dated June 14, 2018, between the Company and Tenzing LLC (2)

10.5	Amended and Restated Unit Subscription Agreement, dated August 3, 2018, between the Company and Tenzing LLC (2)

10.6	Unit Subscription Agreement, dated August 16, 2018, between the Company and Maxim Group LLC (3)

10.7	Form of Indemnity Agreement. (2)
10.8	Promissory Note, dated February 10, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC. (5)

14.1	Code of Ethics. (2)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 24, 2018.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 6, 2018.

(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 16, 2018.

(4)	Incorporated by reference to Annex A to the Company’s Schedule 14A, filed with the SEC on February 6, 2020.

(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 14, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 1, 2020	Tenzing Acquisition Corp.

	By:	/s/ Rahul Nayar
	Name:	Rahul Nayar
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Parag Saxena	Chairman of the Board of Directors	May 1, 2020
Parag Saxena

/s/ Rahul Nayar	Chief Executive Officer and Director	May 1, 2020
Rahul Nayar	(Principal Executive Officer)

/s/ Gonzalo Cordova	Chief Financial Officer (Principal Financial Officer)	May 1, 2020
Gonzalo Cordova

/s/ Atanuu Agarrwal	Vice President	May 1, 2020
Atanuu Agarrwall

/s/ William Campbell	Director	May 1, 2020
William Campbell

/s/ Vikas Thapar	Director	May 1,2020
Vikas Thapar

/s/ Nina Shapiro	Director	May 1, 2020
Nina Shapiro