Form 10-Q
period 2020-05-31
Tenzing Acquisition Corp.
filed 2020-07-07
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

As of July 7, 2020, there were 5,134,553 ordinary shares, no par value, issued and outstanding.

TENZING ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

TENZING ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	May 31,	February 29,
	2020	2020
	(unaudited)
ASSETS
Current Assets
Cash	$197,983	$69,276
Prepaid expenses and other current assets	41,708	69,584
Total Current Assets	239,691	138,860

Marketable securities held in Trust Account	34,219,205	60,882,949
Total Assets	$34,458,896	$61,021,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$501,261	299,653
Total Current Liabilities	501,261	299,653

Convertible promissory notes – related party	1,125,000	750,000
Deferred underwriting fee payable	2,213,750	2,213,750
Total Liabilities	3,840,011	3,263,403

Commitments (Note 7)

Ordinary shares subject to possible redemption, 2,391,618 and 4,964,590 shares at redemption value at May 31, 2020 and February 29, 2020, respectively	25,618,883	52,758,399

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,742,935 and 2,704,587 shares issued and outstanding (excluding 2,391,618 and 4,964,590 shares subject to possible redemption) at May 31, 2020 and February 29, 2020, respectively	3,963,734	3,807,973
Retained earnings	1,036,268	1,192,034
Total Shareholders’ equity	5,000,002	5,000,007
Total Liabilities and Shareholders’ Equity	$34,458,896	$61,021,809

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31,
	2020	2019
Operating costs	$264,941	$71,135
Loss from operations	(264,941)	(71,135)

Other income:
Interest income	109,175	398,746
Unrealized gain on marketable securities held in Trust Account	—	10,815
Net (loss) income	$(155,766)	$338,426

Weighted average ordinary shares outstanding, basic and diluted (1)	2,704,587	2,602,465

Basic and diluted net loss per ordinary share (2)	$(0.09)	$(0.01)

(1)	Excludes an aggregate of up to 2,391,618 and 5,659,877 shares subject to possible redemption at May 31, 2020 and 2019.
(2)	Excludes interest income of $81,739 and $366,475 attributable to shares subject to possible redemption for the three months ended May 31, 2020 and 2019, respectively (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MAY 31, 2020

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – March 1, 2020	2,704,587	$3,807,973	$1,192,034	$5,000,007

Change in value of ordinary shares subject to possible redemption	38,348	155,761	—	155,761

Net loss	—	—	(155,766)	(155,766)
Balance – May 31, 2020	2,742,935	$3,963,734	$1,036,268	$5,000,002

THREE MONTHS ENDED MAY 31, 2019

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – March 1, 2019	2,602,465	$4,425,877	$574,131	$5,000,008

Change in value of ordinary shares subject to possible redemption	2,721	(338,425)	—	(338,425)

Net income	—	—	338,426	338,426
Balance – May 31, 2019	2,605,186	$4,087,452	$912,557	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(155,766)	$338,426
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(109,175)	(398,746)
Unrealized gain on marketable securities held in Trust Account	—	(10,815)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	27,876	27,138
Accounts payable and accrued expenses	201,608	4,634
Net cash used in operating activities	(35,457)	(39,363)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(210,836)	—
Cash withdrawn from Trust Account for redemptions	26,983,755	—
Net cash provided by investing activities	26,772,919	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	375,000	—
Redemption of ordinary shares	(26,983,755)	—
Net cash used in financing activities	(26,608,755)	—

Net Change in Cash	128,707	(39,363)
Cash – Beginning	69,276	313,049
Cash – Ending	$197,983	$273,686

Non-Cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$(155,761)	$338,425

The accompanying notes are an integral part of the unaudited condensed financial statements.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tenzing Acquisition Corp. (the “Company”) is a blank check company incorporated in the British Virgin Islands on March 20, 2018. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

At May 31, 2020, the Company had not yet commenced any operations other than seeking a Business Combination. All activity through May 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, following the Initial Public Offering, seeking to identify a target company for a Business Combination.

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

Following the closing of the Initial Public Offering on August 23, 2018, an amount of $56,100,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

Transaction costs amounted to $4,027,962, consisting of $1,423,125 of underwriting fees, $2,213,750 of deferred underwriting fees and $391,087 of offering costs. As of May 31, 2020, there was $197,983 of cash held outside of the Trust Account and available for working capital purposes.

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

MAY 31, 2020

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

The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.365 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company initially had until February 23, 2020 to complete a Business Combination. On February 18, 2020, the Company’s shareholders approved an amendment to its Amended and Restated Memorandum and Articles of Association to extend the period of time for which the Company was required to consummate a Business Combination from February 23, 2020 to May 26, 2020. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 595,886 ordinary shares, of which the Company paid cash in the aggregate amount of $6,268,796, or approximately $10.52 per share, to redeeming shareholders. In connection with the extension, the Company deposited into the Trust Account $0.099 for each public share that was not redeemed in connection with the extension, or an aggregate of $567,182, for such extension. The amount deposited into the Trust Account was loaned to the Company by the Sponsor. The loan is non-interest bearing and due upon the earlier of (i) the consummation of a Business Combination and (ii) the date of the winding up of the Company (see Note 6).

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2020

(Unaudited)

On May 21, 2020, the Company’s shareholders approved an amendment to its Amended and Restated Memorandum and Articles of Association to extend the period of time for which the Company is required to consummate a Business Combination (the “Second Extension”) from May 26, 2020 to July 27, 2020 (or September 28, 2020 if the Company has executed a definitive agreement for a Business Combination by July 27, 2020) (the “Combination Period”). In connection with the approval of the Second Extension, shareholders elected to redeem an aggregate of 2,534,624 ordinary shares, of which the Company paid cash in the aggregate amount of $26,983,755, or approximately $10.65 per share, to redeeming shareholders. In connection with the Second Extension, the Company deposited into the Trust Account $0.066 for each public share that was not redeemed in connection with the Second Extension, or an aggregate of $210,836, for such extension. The amount deposited into the Trust Account was loaned to the Company by the Sponsor. The loan is non-interest bearing and due upon the earlier of (i) the consummation of a Business Combination and (ii) the date the winding up of the Company (see Note 6).

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less up to $50,000 of interest to pay liquidation expenses), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of May 31, 2020, the Company had $197,983 in its operating bank accounts, $34,219,205 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem the Public Shares in connection therewith and working capital deficit of $261,570. As of May 31, 2020, approximately $1,108,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

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

On February 10, 2020 and May 21, 2020, the Company issued the Sponsor a convertible promissory note, pursuant to which the Company borrowed an aggregate amount of $750,000 and $375,000, respectively. Of such amounts, $567,182 and $210,836, respectively, were used to fund the extension loans into the Trust Account and the balance will be used to finance transaction costs in connection with a Business Combination. The loans are non-interest bearing and due to be paid upon the earlier of (i) the consummation of a Business Combination and (ii) the date of the winding up of the Company (see Note 6). The loans are convertible into units at a purchase price of $10.00 per unit. The units would be identical to the Private Units. As of May 31, 2020, there was $1,125,000 outstanding under the convertible promissory notes.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2020

(Unaudited)

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or the Company’s officer and directors. The Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officer and directors may, but are not obligated to, loan the Company funds as may be required. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through July 27, 2020, which is the date the Company is required to cease all operations except for the purpose of winding up if it has not completed a Business Combination. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 as filed with the SEC on May 4, 2020, which contains the audited financial statements and notes thereto. The financial information as of February 29, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020. The interim results for the three months ended May 31, 2020 are not necessarily indicative of the results to be expected for the year ending February 28, 2021 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period, and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company, and which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2020

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of May 31, 2020 and February 29, 2020.

Marketable Securities Held in Trust Account

At May 31, 2020 and February 29, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of May 31, 2020 and February 29, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company's tax provision was zero for the periods presented.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2020

(Unaudited)

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at May 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,683,813 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended May 31,
	2020	2019
Net (loss) income	$(155,766)	$338,426
Less: Income attributable to ordinary shares subject to possible redemption	(81,739)	(366,475)
Adjusted net loss	$(237,505)	$(28,049)

Weighted average ordinary shares outstanding, basic and diluted	2,704,587	2,602,465

Basic and diluted net loss per ordinary share	$(0.09)	$(0.01)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

MAY 31, 2020

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

Convertible Promissory Notes – Related Party

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

On May 21, 2020, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company borrowed an aggregate amount of $375,000. Of such amount, $210,836 was used to fund the Second Extension loan into the Trust Account and the balance will be used to finance transaction costs in connection with a Business Combination. The loan is non-interest bearing and due to be paid upon the earlier of (i) the consummation of a Business Combination and (ii) the date of the winding up of the Company. The loan is convertible into units at a purchase price of $10.00 per unit. The units would be identical to the Private Units.

As of May 31, 2020, there was $1,125,000 outstanding under the convertible promissory notes.

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2020

(Unaudited)

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

NOTE 8. SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares at no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At May 31, 2020 and February 29, 2020, there were 2,742,935 and 2,704,587 ordinary shares issued and outstanding, respectively, excluding 2,391,618 and 4,964,590 ordinary shares subject to possible redemption, respectively.

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares at no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At May 31, 2020 and February 29, 2020, there are no preferred shares designated, issued or outstanding.

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

MAY 31, 2020

(Unaudited)

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at May 31, 2020 and February 29, 2020, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	May 31, 2020	February 29, 2020
Assets:
Marketable securities held in Trust Account	1	$34,219,205	$60,882,949

 NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results (including, without limitation, the results of the Company’s search for and consummation of an initial Business Combination) to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On February 18, 2020, our shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to extend the period of time for which we were required to consummate a Business Combination from February 23, 2020 to May 26, 2020 (or June 23, 2020 if we have executed a definitive agreement for a business combination by May 26, 2020). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 595,886 ordinary shares, of which we paid cash in the aggregate amount of $6,268,796, or approximately $10.52 per share, to redeeming shareholders. In connection with the extension, we deposited into the Trust Account $0.099 for each public share that was not redeemed in connection with the extension, or an aggregate of $567,182, for such Extension. The amount deposited into the Trust Account was loaned to us by the Sponsor.

On May 21, 2020, our shareholders approved a further amendment to our Amended and Restated Memorandum and Articles of Association, as amended, to extend the period of time for which we were required to consummate a Business Combination from May 26, 2020 to July 27, 2020 (or September 28, 2020 if we have executed a definitive agreement for a business combination by July 27, 2020). In connection with the approval of the Second Extension, shareholders elected to redeem an aggregate of 2,534,624 ordinary shares, of which we paid cash in the aggregate amount of $26,983,755, or approximately $10.65 per share, to redeeming shareholders. In connection with the Second Extension, we deposited into the Trust Account $0.066 for each public share that was not redeemed in connection with the extension, or an aggregate of $210,836, for such Extension. The amount deposited into the Trust Account was loaned to us by the Sponsor.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through May 31, 2020 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering as described below and, following the Initial Public Offering, seeking to identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended May 31, 2020, we had net loss of $155,766, consisting of operating costs of $264,941, offset by interest income on marketable securities held in our Trust Account of $109,175.

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

For the three months ended May 31, 2020, cash used in operating activities amounted to $35,457. Net loss of $155,766 was offset by interest earned on marketable securities held in the Trust Account of $109,175. Changes in our operating assets and liabilities provided cash of $229,484.

For the three months ended May 31, 2019, cash used in operating activities amounted to $39,363. Net income of $338,426 was offset by interest earned on marketable securities held in the Trust Account of $398,746 and an unrealized gain on securities held in the Trust Account of $10,815. Changes in our operating assets and liabilities provided cash of $31,772.

At May 31, 2020, we had marketable securities held in the Trust Account of $34,219,205 (including approximately $1,108,000 of interest income), substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting fees and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

On February 10, 2020 and May 21, 2020, we entered into a convertible promissory note with the Sponsor, pursuant to which we borrowed an aggregate amount of $750,000 and 375,000, respectively. Of such amounts, $567,182 and $210,836, respectively, were used to fund the extension loans into the Trust Account and the balance will be used to finance transaction costs in connection with a Business Combination. The loans are non-interest bearing and due to be paid upon the earlier of (i) the consummation of a Business Combination and (ii) the date of our winding up. The loans are convertible into units at a purchase price of $10.00 per unit. The units would be identical to the Private Units. As of May 31, 2020, there was $1,125,000 outstanding under the convertible promissory notes.

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

As of May 31, 2020, we had $197,983 in cash and working capital deficit of $261,570. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination. Our Sponsor or an affiliate of our Sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

Not required for a smaller reporting company.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on May 4, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on May 4, 2020, except as set forth below.

Our search for a business combination may be materially adversely affected by the recent COVID-19 outbreak.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, our financial position, results of operations and cash flows may be materially adversely affected. Additionally, our ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company's personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. Our ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1*	Memorandum and Articles of Association, as amended
10.1	Promissory Note, dated May 21, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENZING ACQUISTION CORP.

Date: July 7, 2020		/s/ Rahul Nayar
	Name:	Rahul Nayar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 7, 2020		/s/ Gonzalo Cordova
	Name:	Gonzalo Cordova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)