Form 10-Q
period 2020-08-31
Tenzing Acquisition Corp.
filed 2020-10-14
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

As of October 14, 2020, there were 5,124,431 ordinary shares, no par value, issued and outstanding.

TENZING ACQUISITION CORP.

Quarterly Report on Form 10-Q

 PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

TENZING ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	February 29,
	2020	2020
	(unaudited)
ASSETS
Current Assets
Cash	$15,539	$69,276
Prepaid expenses and other current assets	22,568	69,584
Total Current Assets	38,107	138,860

Marketable securities held in Trust Account	34,439,933	60,882,949
Total Assets	$34,478,040	$61,021,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$736,437	299,653
Total Current Liabilities	736,437	299,653

Convertible promissory notes – related party	1,425,000	750,000
Deferred underwriting fee payable	2,213,750	2,213,750
Total Liabilities	4,375,187	3,263,403

Commitments (Note 7)

Ordinary shares subject to possible redemption, 2,328,425 and 4,964,590 shares at redemption value at August 31, 2020 and February 29, 2020, respectively	25,102,851	52,758,399

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,806,128 and 2,704,587 shares issued and outstanding (excluding 2,328,425 and 4,964,590 shares subject to possible redemption) at August 31, 2020 and February 29, 2020, respectively	4,479,766	3,807,973
Retained earnings	520,236	1,192,034
Total Shareholders’ equity	5,000,002	5,000,007
Total Liabilities and Shareholders’ Equity	$34,478,040	$61,021,809

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TENZING ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Operating costs	$525,924	$94,110	$790,865	$165,245
Loss from operations	(525,924)	(94,110)	(790,865)	(165,245)

Other income:
Interest income	9,892	351,738	119,067	750,484
Unrealized gain on marketable securities held in Trust Account	—	16,692	—	27,507
Net (loss) income	$(516,032)	$274,320	$(671,798)	$612,746

Weighted average ordinary shares outstanding, basic and diluted (1)	2,742,935	2,605,186	2,723,761	2,603,826

Basic and diluted net loss per ordinary share (2)	$(0.19)	$(0.02)	$(0.28)	$(0.03)

(1)	Excludes an aggregate of up to 2,328,425 and 5,654,573 shares subject to possible redemption at August 31, 2020 and 2019, respectively.
(2)	Excludes interest income of $7,210 and $86,788 attributable to shares subject to possible redemption for the three and six months ended August 31, 2020, respectively, and $329,376 and $695,524 for the three and six months ended August 31, 2019, respectively (see Note 3).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TENZING ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED AUGUST 31, 2020

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – March 1, 2020	2,704,587	$3,807,973	$1,192,034	$5,000,007

Change in value of ordinary shares subject to possible redemption	38,348	155,761	—	155,761

Net loss	—	—	(155,766)	(155,766)
Balance – May 31, 2020	2,742,935	$3,963,734	$1,036,268	$5,000,002

Change in value of ordinary shares subject to possible redemption	63,193	516,032	—	516,032

Net loss	—	—	(516,032)	(516,032)
Balance – August 31, 2020	2,806,128	$4,479,766	$520,236	$5,000,002

THREE AND SIX MONTHS ENDED AUGUST 31, 2019

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – March 1, 2019	2,602,465	$4,425,877	$574,131	$5,000,008

Change in value of ordinary shares subject to possible redemption	2,721	(338,425)	—	(338,425)

Net income	—	—	338,426	338,426
Balance – May 31, 2019	2,605,186	$4,087,452	$912,557	$5,000,009

Change in value of ordinary shares subject to possible redemption	5,304	(274,324)	—	(274,324)

Net income	—	—	274,320	274,320
Balance – August 31, 2019	2,610,490	$3,813,128	$1,186,877	$5,000,005

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TENZING ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended August 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(671,798)	$612,746
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(119,067)	(750,484)
Unrealized gain on marketable securities held in Trust Account	—	(27,507)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	47,016	52,557
Accounts payable and accrued expenses	436,784	10,876
Net cash used in operating activities	(307,065)	(101,812)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(421,672)	—
Cash withdrawn from Trust Account for redemptions	26,983,755	—
Net cash provided by investing activities	26,562,083	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	675,000	—
Redemption of ordinary shares	(26,983,755)	—
Net cash used in financing activities	(26,308,755)	—

Net Change in Cash	(53,737)	(101,812)
Cash – Beginning	69,276	313,049
Cash – Ending	$15,539	$211,237

Non-Cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$(671,793)	$612,749

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

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

Tenzing Merger Subsidiary Inc., a Delaware corporation, is a wholly owned subsidiary of the Company (“Merger Sub”).

At August 31, 2020, the Company had not yet commenced any operations other than seeking a Business Combination. All activity through August 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, following the Initial Public Offering, seeking to identify a target company for a Business Combination and the proposed business combination with Reviva Pharmaceuticals, Inc. (“Reviva”) (see Note 7).

The registration statement for the Initial Public Offering was declared effective on August 20, 2018. On August 23, 2018, the Company consummated the Initial Public Offering of 5,500,000 units (“Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating total gross proceeds of $55,000,000, which is described in Note 4. Each Unit consists of one ordinary share of the Company and one warrant of the Company (which is redeemable under certain circumstances) (the “Public Warrants”), with each Public Warrant entitling the holder thereof to purchase one ordinary share of the Company for $11.50 per share.

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

Transaction costs amounted to $4,027,962, consisting of $1,423,125 of underwriting fees, $2,213,750 of deferred underwriting fees and $391,087 of offering costs. As of August 31, 2020, there was $15,539 of cash held outside of the Trust Account and available for working capital purposes.

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

`The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. For so long as the Company is deemed to be a foreign private issuer, it will conduct redemptions in accordance with the tender offer rules of the Securities and Exchange Commission (“SEC”). In connection with a proposed Business Combination, unless the Company is deemed to be a foreign private issuer at such time, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

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

The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.781 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

On May 21, 2020, the Company’s shareholders approved an amendment to its Amended and Restated Memorandum and Articles of Association to extend the period of time for which the Company is required to consummate a Business Combination (the “Second Extension”) from May 26, 2020 to July 27, 2020 (or September 28, 2020 if the Company has executed a definitive agreement for a Business Combination by July 27, 2020). In connection with the approval of the Second Extension, shareholders elected to redeem an aggregate of 2,534,624 ordinary shares, of which the Company paid cash in the aggregate amount of $26,983,755, or approximately $10.65 per share, to redeeming shareholders. In connection with the Second Extension, the Company deposited into the Trust Account an aggregate of $0.066 for each public share that was not redeemed in connection with the Second Extension, or an aggregate of $210,836, for such extension. The amount deposited into the Trust Account was loaned to the Company by the Sponsor. The loan is non-interest bearing and due upon the earlier of (i) the consummation of a Business Combination and (ii) the date the winding up of the Company (see Note 6).

TENZING ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(Unaudited)

As a result of the execution of the Merger Agreement with Reviva (as discussed in Note 7), the date by which the Company must consummate a Business Combination was extended until September 28, 2020. Accordingly, on July 24, 2020 and August 18, 2020, the Company deposited into the Trust Account an aggregate of $0.066 for each public share that was not redeemed in connection with the Second Extension, or an aggregate of $210,836. As a result, the period of time for which the Company is required to consummate a Business Combination was extended from July 27, 2020 to September 28, 2020 (the “Third Extension”). The amount deposited into the Trust Account was loaned to the Company by the Sponsor. The loan is non-interest bearing and due upon the earlier of (i) the consummation of a Business Combination and (ii) the date the winding up of the Company (see Note 6).

On September 24, 2020, the Company’s shareholders approved an amendment to its Amended and Restated Memorandum and Articles of Association to extend the period of time for which the Company is required to consummate a Business Combination (the “Fourth Extension”) from September 28, 2020 to December 28, 2020 (the “Combination Period”). In connection with the approval of the Fourth Extension, shareholders elected to redeem an aggregate of 10,122 ordinary shares, of which the Company paid cash in the aggregate amount of $109,130, or approximately $10.78 per share, to redeeming shareholders. In connection with the Fourth Extension, the Company deposited into the Trust Account $0.033 for each public share that was not redeemed in connection with the Fourth Extension, or an aggregate of $105,084, for such extension. The amount deposited into the Trust Account was loaned to the Company by the Sponsor. The loan is non-interest bearing and due upon the earlier of (i) the consummation of a Business Combination and (ii) the date of the winding up of the Company (see Note 6).

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of August 31, 2020, the Company had $15,539 in its operating bank accounts, $34,439,933 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem the Public Shares in connection therewith and a working capital deficit of $698,330. As of August 31, 2020, approximately $1,118,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

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

On February 10, 2020, the Company issued the Sponsor a convertible promissory note, pursuant to which the Company borrowed an aggregate amount of $750,000. Of such amount, $567,182 was used to fund the extension loan into the Trust Account and the balance was used to finance transaction costs in connection with a Business Combination. During the six months ended August 31, 2020, the Company issued the Sponsor additional convertible promissory notes, pursuant to which the Company borrowed an aggregate amount of $675,000. Of such amount, $421,672 was used to fund the extension loans into the Trust Account and the balance was used to finance transaction costs in connection with a Business Combination. The loans are non-interest bearing and due upon the earlier of (i) the consummation of a Business Combination and (ii) the date of the winding up of the Company (see Note 6). The loans are convertible into units at a purchase price of $10.00 per unit. The units would be identical to the Private Units.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(Unaudited)

On September 24, 2020, the Company issued the Sponsor another convertible promissory note, pursuant to which the Company borrowed an aggregate amount of $350,000. Of such amount, $105,084 was used to fund the extension loan into the Trust Account and the balance will be used to finance transaction costs in connection with a Business Combination. The loan is non-interest bearing and due upon the earlier of (i) the consummation of a Business Combination and (ii) the date of the winding up of the Company (see Note 6). The loans are convertible into units at a purchase price of $10.00 per unit; conversions greater than $75,000 are subject to shareholder approval. The units would be identical to the Private Units.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or the Company’s officer and directors. The Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officer and directors may, but are not obligated to, loan the Company funds as may be required. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through December 28, 2020, which is the date the Company is required to cease all operations except for the purpose of winding up if it has not completed a Business Combination. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 as filed with the SEC on May 4, 2020, which contains the audited financial statements and notes thereto. The financial information as of February 29, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020. The interim results for the three and six months ended August 31, 2020 are not necessarily indicative of the results to be expected for the year ending February 28, 2021 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(Unaudited)

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of August 31, 2020 and February 29, 2020.

Marketable Securities Held in Trust Account

At August 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which invest in U.S. Treasury securities. At February 29, 2020, substantially all of the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2020 and February 29, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(Unaudited)

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at August 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,683,813 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Net (loss) income	$(516,032)	$274,320	$(671,798)	$612,746
Less: Income attributable to ordinary shares subject to possible redemption	(7,210)	(329,376)	(86,788)	(695,524)
Adjusted net loss	$(523,242)	$(55,056)	$(758,586)	$(82,778)

Weighted average ordinary shares outstanding, basic and diluted	2,742,935	2,605,186	2,723,761	2,603,826

Basic and diluted net loss per ordinary share	$(0.19)	$(0.02)	$(0.28)	$(0.03)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(Unaudited)

Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Convertible Promissory Notes – Related Party

On February 10, 2020, the Company issued the Sponsor a convertible promissory note, pursuant to which the Company borrowed an aggregate amount of $750,000. Of such amount, $567,182 was used to fund the extension loan into the Trust Account and the balance was used to finance transaction costs in connection with a Business Combination. During the six months ended August 31, 2020, the Company issued the Sponsor additional convertible promissory notes, pursuant to which the Company borrowed an aggregate amount of $675,000. Of such amounts, $421,672 was used to fund the extension loans into the Trust Account and the balance will be used to finance transaction costs in connection with a Business Combination. The loan are non-interest bearing and due to be paid upon the earlier of (i) the consummation of a Business Combination and (ii) the date of the winding up of the Company. The loan is convertible into units at a purchase price of $10.00 per unit. The units would be identical to the Private Units.

As of August 31, 2020, there was $1,425,000 outstanding under the convertible promissory notes.

TENZING ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(Unaudited)

On September 24, 2020, the Company issued another convertible promissory note with the Sponsor, pursuant to which the Company borrowed an aggregate amount of $350,000. Of such amount, $105,084 was used to fund the Fourth Extension loan into the Trust Account and the balance will be used to finance transaction costs in connection with a Business Combination. The loan is non-interest bearing and due to be paid upon the earlier of (i) the consummation of a Business Combination and (ii) the date of the winding up of the Company. The loan is convertible into units at a purchase price of $10.00 per unit; conversions greater than $75,000 are subject to shareholder approval. The units would be identical to the Private Units.

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

Merger Agreement

On July 20, 2020, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub, the Sponsor, Reviva, and Laxminarayan Bhat Ph.D. (“Dr. Bhat”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing (as defined below), the Company will re-domicile from the British Virgin Islands to the State of Delaware through a statutory re-domestication (the “Conversion”), and (ii) upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Reviva (the “Merger” and, together with the Conversion and the other transactions contemplated by the Merger Agreement, the “Transactions”), with Reviva continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company (after its re-domiciliation to Delaware).

The aggregate merger consideration to be paid pursuant to the Merger Agreement to holders of Reviva common stock and preferred stock as of immediately prior to the effective time of the Merger (the “Reviva Stockholders” and, together with the holders of Reviva options and warrants immediately prior to the effective time of the Merger, the “Reviva Security Holders”) will be an amount equal to $62,400,000 (the “Merger Consideration”), plus the additional contingent right to receive the Earnout Shares (as defined below) after the Closing, as described below. The Merger Consideration to be paid to Reviva Stockholders will be paid solely by the delivery of new shares of the Company’s common stock, each valued at the price per share (the “Redemption Price”) at which each share of the Company’s common stock is redeemed or converted pursuant to the redemption by the Company of its public stockholders in connection with the Company’s initial business combination.

In addition to the Merger Consideration set forth above, the Reviva Stockholders will also have a contingent right to receive up to an additional 1,000,000 shares of the Company’s common stock (the “Earnout Shares”) after the Closing based on the stock price performance of the Company’s common stock and the achievement by Reviva of certain clinical trial milestones during the three (3) year period following the Closing (the “Earnout Period”).

TENZING ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(Unaudited)

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Merger Agreement.

NOTE 8. SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares at no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At August 31, 2020 and February 29, 2020, there were 2,806,128 and 2,704,587 ordinary shares issued and outstanding, respectively, excluding 2,328,425 and 4,964,590 ordinary shares subject to possible redemption, respectively.

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares at no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At August 31, 2020 and February 29, 2020, there are no preferred shares designated, issued or outstanding.

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

TENZING ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

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

 The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at August 31, 2020 and February 29, 2020, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	August 31, 2020	February 29, 2020
Assets:
Marketable securities held in Trust Account	1	$34,439,933	$60,882,949

 NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

The issuance of additional shares in a Business Combination:

•	may significantly dilute the equity interest of investors who would not have pre-emption rights in respect of any such issue;

•	may subordinate the rights of holders of ordinary shares if the rights, preferences, designations and limitations attaching to the preferred shares are created by amendment of our memorandum and articles of association by resolution of the board of directors and preferred shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial Business Combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and/or

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, including New Silk Route Partners Ltd, an affiliate of one of our directors.  In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority or a qualified independent accounting firm that our initial Business Combination is fair to our company from a financial point of view.

Recent Developments

On February 18, 2020, our shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to extend the period of time for which we were required to consummate a Business Combination from February 23, 2020 to May 26, 2020 (or June 23, 2020 if we had executed a definitive agreement for a business combination by May 26, 2020). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 595,886 ordinary shares, of which we paid cash in the aggregate amount of $6,268,796, or approximately $10.52 per share, to redeeming shareholders. In connection with the extension, we deposited into the Trust Account an aggregate of $0.099 for each public share that was not redeemed in connection with the extension, or an aggregate of $567,182, for such Extension. The amount deposited into the Trust Account was loaned to us by the Sponsor.

On May 21, 2020, our shareholders approved a further amendment to our Amended and Restated Memorandum and Articles of Association, as amended, to extend the period of time for which we were required to consummate a Business Combination from May 26, 2020 to July 27, 2020 (or September 28, 2020 if we have executed a definitive agreement for a business combination by July 27, 2020). In connection with the approval of the Second Extension, shareholders elected to redeem an aggregate of 2,534,624 ordinary shares, of which we paid cash in the aggregate amount of $26,983,755, or approximately $10.65 per share, to redeeming shareholders. In connection with the Second Extension, we deposited into the Trust Account an aggregate of $0.066 for each public share that was not redeemed in connection with the extension, or an aggregate of $210,836, for such Extension. The amount deposited into the Trust Account was loaned to us by the Sponsor.

On July 20, 2020, we entered into the Merger Agreement, pursuant to which (i) prior to the Closing the Company will effect the Conversion, and (ii) upon the Closing, Merger Sub and Reviva will effect the Merger, with Reviva continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company (after its re-domiciliation to Delaware). The aggregate consideration payable at the Closing to the Reviva Stockholders is approximately $62,400,000 plus the additional contingent right to receive the Earnout Shares. See Note 6 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

As a result of the execution of the Merger Agreement with Reviva, the date by which we must consummate a Business Combination could be extended until September 28, 2020 pursuant to our Amended and Restated Memorandum and Articles of Association. Accordingly, on July 24, 2020 and August 18, 2020, we deposited into the Trust Account $0.066 for each public share that was not redeemed in connection with the Second Extension, or an aggregate of $210,836.

On September 24, 2020, our shareholders approved a further amendment to our Amended and Restated Memorandum and Articles of Association, to extend the period of time for which we are required to consummate a Business Combination from September 28, 2020 to December 28, 2020. In connection with the approval of the Fourth Extension, shareholders elected to redeem an aggregate of 10,122 ordinary shares, of which we paid cash in the aggregate amount of $109,130, or approximately $10.78 per share, to redeeming shareholders. In connection with the Fourth Extension, we deposited into the Trust Account $0.033 for each public share that was not redeemed in connection with the extension, or an aggregate of $105,084. The amount deposited into the Trust Account was loaned to us by the Sponsor.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through August 31, 2020 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering as described below and, following the Initial Public Offering, seeking to identify a target company for a Business Combination and the proposed business combination with Reviva. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses associated with completing a Business Combination, including those incurred in connection with the business combination with Reviva.

For the three months ended August 31, 2020, we had a net loss of $516,032, consisting of operating costs of $525,924, offset by interest income on marketable securities held in our Trust Account of $9,892.

For the three months ended August 31, 2019, we had net income of $274,320, consisting of interest income on marketable securities held in our Trust Account of $351,738 and an unrealized gain on marketable securities held in our Trust Account of $16,692, offset by operating costs of $94,110.

For the six months ended August 31, 2020, we had a net loss of $671,798, consisting of operating costs of $790,865, offset by interest income on marketable securities held in our Trust Account of $119,067.

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

For the six months ended August 31, 2020, cash used in operating activities amounted to $307,065. Net loss of $671,798 was offset by interest earned on marketable securities held in the Trust Account of $119,067. Changes in our operating assets and liabilities provided cash of $483,800.

For the six months ended August 31, 2019, cash used in operating activities amounted to $101,812. Net income of $612,746 was offset by interest earned on marketable securities held in the Trust Account of $750,484 and an unrealized gain on securities held in the Trust Account of $27,507. Changes in our operating assets and liabilities provided cash of $63,433.

At August 31, 2020, we had marketable securities held in the Trust Account of $34,439,933 (including approximately $1,118,000 of interest income), substantially all of which is invested in money market funds, which invest in U.S. Treasury securities. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have not withdrawn interest income from the Trust Account. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting fees and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

On February 10, 2020, we issued the Sponsor a convertible promissory note, pursuant to which we borrowed an aggregate amount of $750,000. Of such amount, $567,182 was used to fund the extension loan into the Trust Account and the balance will be used to finance transaction costs in connection with a Business Combination. During the six months ended August 31, 2020, we issued the Sponsor additional convertible promissory notes, pursuant to which we borrowed an aggregate amount of $675,000. Of such amount, $421,672 was used to fund the extension loans into the Trust Account and the balance was used to finance transaction costs in connection with a Business Combination. The loans are non-interest bearing and due upon the earlier of (i) the consummation of a Business Combination and (ii) the date of our winding up. The loans are convertible into units at a purchase price of $10.00 per unit. The units would be identical to the Private Units.

On September 24, 2020, we issued the Sponsor a convertible promissory note, pursuant to which we borrowed an aggregate amount of $350,000. Of such amount, $105,084 was used to fund the Fourth Extension loan into the Trust Account and the balance will be used to finance transaction costs in connection with a Business Combination. The loan is non-interest bearing and due upon the earlier of (i) the consummation of a Business Combination and (ii) the date of the winding up of the Company. The loan is convertible into units at a purchase price of $10.00 per unit; conversions greater than $75,000 are subject to shareholder approval. The units would be identical to the Private Units.

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

As of August 31, 2020, we had $15,539 in cash and a working capital deficit of $698,330. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination. Our Sponsor or an affiliate of our Sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of July 20, 2020, by and among Tenzing, Merger Sub, Sponsor in the capacity as the Purchaser Representative, Reviva, and Dr. Bhat in the capacity as the Seller Representative. (1)
3.1*	Memorandum and Articles of Association, as amended
10.1	Voting Agreement, dated as of July 20, 2020, by and among Dr. Bhat, Tenzing and Reviva. (1)
10.2	Form of Lock-Up Agreement (General) (1)
10.3	Lock-Up Agreement, dated as of July 20, 2020 by and among Dr. Bhat, Tenzing and the Purchaser Representative (1)
10.4	Non-Competition Agreement, dated as of July 20, 2020 by Dr. Bhat in favor of Tenzing, Reviva and their respective affiliates (1)
10.5	Form of Bhat Employment Agreement (1)
10.1	Promissory Note, dated July 24, 2020 (2)
10.2	Promissory Note, dated August 18, 2020 (3)
10.3	Promissory Note, dated September 24, 2020 (4)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 24, 2020 and incorporated herein by reference.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 29, 2020 and incorporated herein by reference.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2020 and incorporated herein by reference.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 25, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENZING ACQUISTION CORP.

Date: October 14, 2020		/s/ Rahul Nayar
	Name:	Rahul Nayar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 14, 2020		/s/ Gonzalo Cordova
	Name:	Gonzalo Cordova
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

