Form 10-Q
period 2020-11-30
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2021-01-14
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38634

REVIVA PHARMACEUTICALS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-4306526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19925 Stevens Creek Blvd., Suite 100,
Cupertino, CA 95014
(Address of Principal Executive Offices, including zip code)

(408) 501-8881
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbols	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	RVPH	Nasdaq Capital Market
Warrants to purchase one share of Common Stock	RVPHW	Nasdaq Capital Market

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

As of January 14, 2021, there were 9,231,737 shares of common stock, par value of $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

On December 14, 2020, subsequent to the fiscal quarter ended November 30, 2020, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, Reviva Pharmaceuticals Holdings, Inc., a Delaware corporation and the successor by re-domiciliation to Tenzing Acquisition Corp., a British Virgin Islands exempted company (“Tenzing”), Tenzing Merger Subsidiary Inc., a Delaware corporation and wholly-owned subsidiary of Tenzing (“Merger Sub”), and Reviva Pharmaceuticals, Inc., a Delaware corporation (“Reviva”), consummated the proposed merger (the “Closing”) of Merger Sub with and into Reviva (the “Merger”), contemplated by the previously announced Agreement and Plan of Merger, dated as of July 20, 2020 (as amended, the “Merger Agreement”), by and among Tenzing, Merger Sub, Reviva, Tenzing LLC, a Delaware limited liability company (“Sponsor”), solely in the capacity as the representative from and after the effective time of the Closing (the “Effective Time”) for the shareholders of Tenzing (other than the Reviva Security Holders (as defined in the Merger Agreement)) (the “Purchaser Representative”), and Laxminarayan Bhat Ph.D. (“Dr. Bhat”), solely in his capacity as the representative from and after the Effective Time for the Reviva Security Holders (the “Seller Representative”). Pursuant to the Merger Agreement, at the Effective Time, Merger Sub merged with and into Reviva, with Reviva as the surviving company in the Merger and, after giving effect to such Merger, Reviva becoming a wholly-owned subsidiary of Reviva Pharmaceuticals Holdings, Inc.

Unless stated otherwise, this report contains information about Tenzing before the Business Combination. References to the “Company,” “our,” “us” or “we” in this report refer to Tenzing before the consummation of the Business Combination or Reviva Pharmaceuticals Holdings, Inc. after the Business Combination, as the context suggests.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

(successor to Tenzing Acquisition Corp.)

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

(successor to Tenzing Acquisition Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	February 29,
	2020	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$36,595	$69,276
Prepaid expenses and other current assets	7,617	69,584
Total Current Assets	44,212	138,860

Marketable securities held in Trust Account	34,649,855	60,882,949
Total Assets	$34,694,067	$61,021,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$859,801	299,653
Total Current Liabilities	859,801	299,653

Convertible promissory notes – related party	1,975,000	750,000
Deferred underwriting fee payable	2,213,750	2,213,750
Total Liabilities	5,048,551	3,263,403

Commitments (Note 6)

Ordinary shares subject to possible redemption, 2,264,955 and 4,964,590 shares at redemption value at November 30, 2020 and February 29, 2020, respectively	24,645,506	52,758,399

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,859,476 and 2,704,587 shares issued and outstanding (excluding 2,264,955 and 4,964,590 shares subject to possible redemption) at November 30, 2020 and February 29, 2020, respectively	4,827,981	3,807,973
Retained earnings	172,029	1,192,034
Total Shareholders’ equity	5,000,010	5,000,007
Total Liabilities and Shareholders’ Equity	$34,694,067	$61,021,809

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

(successor to Tenzing Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Operating costs	$352,007	$166,022	$1,142,872	$331,267
Loss from operations	(352,007)	(166,022)	(1,142,872)	(331,267)

Other income:
Interest income	3,800	323,704	122,867	1,074,188
Unrealized gain on marketable securities held in Trust Account	—	(20,874)	—	6,633
Net (loss) income	$(348,207)	$136,808	$(1,020,005)	$749,554

Weighted average ordinary shares outstanding, basic and diluted (1)	2,806,128	2,610,490	2,751,017	2,606,031

Basic and diluted net loss per ordinary share (2)	$(0.13)	$(0.05)	$(0.40)	$(0.08)

(1)	Excludes an aggregate of up to 2,264,955 and 5,641,801 shares subject to possible redemption at November 30, 2020 and 2019, respectively.
(2)	Excludes interest income of $2,703 and $87,395 attributable to shares subject to possible redemption for the three and nine months ended November 30, 2020, respectively, and $270,124 and $964,092 for the three and nine months ended November 30, 2019, respectively (see Note 3).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

(successor to Tenzing Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2020

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – March 1, 2020	2,704,587	$3,807,973	$1,192,034	$5,000,007

Change in value of ordinary shares subject to possible redemption	38,348	155,761	—	155,761

Net loss	—	—	(155,766)	(155,766)
Balance – May 31, 2020	2,742,935	3,963,734	1,036,268	5,000,002

Change in value of ordinary shares subject to possible redemption	63,193	516,032	—	516,032

Net loss	—	—	(516,032)	(516,032)
Balance – August 31, 2020	2,806,128	4,479,766	520,236	5,000,002

Change in value of ordinary shares subject to possible redemption	53,348	348,215	—	348,215

Net loss	—	—	(348,207)	(348,207)
Balance – November 30, 2020	2,859,476	$4,827,981	$172,029	$5,000,010

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2019

	Ordinary Shares		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance – March 1, 2019	2,602,465	$4,425,877	$574,131	$5,000,008

Change in value of ordinary shares subject to possible redemption	2,721	(338,425)	—	(338,425)

Net income	—	—	338,426	338,426
Balance – May 31, 2019	2,605,186	4,087,452	912,557	5,000,009

Change in value of ordinary shares subject to possible redemption	5,304	(274,324)	—	(274,324)

Net income	—	—	274,320	274,320
Balance – August 31, 2019	2,610,490	3,813,128	1,186,877	5,000,005

Change in value of ordinary shares subject to possible redemption	12,772	(136,807)	—	(136,807)

Net income	—	—	136,808	136,808
Balance – November 30, 2019	2,623,262	$3,676,321	$1,323,685	$5,000,006

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

(successor to Tenzing Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended November 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(1,020,005)	$749,554
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(122,867)	(1,074,188)
Unrealized gain on marketable securities held in Trust Account	—	(6,633)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	61,967	75,474
Accounts payable and accrued expenses	560,148	77,052
Net cash used in operating activities	(520,757)	(178,741)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(736,924)	—
Cash withdrawn from Trust Account for redemptions	27,092,885	—
Net cash provided by investing activities	26,355,961	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	1,225,000	—
Redemption of ordinary shares	(27,092,885)	—
Net cash used in financing activities	(25,867,885)	—

Net Change in Cash	(32,681)	(178,741)
Cash – Beginning	69,276	313,049
Cash – Ending	$36,595	$134,308

Non-Cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$(1,020,008)	$749,556

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

(successor to Tenzing Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Reviva Pharmaceuticals Holdings, Inc., formerly known as Tenzing Acquisition Corp. (the “Company”) was incorporated in the British Virgin Islands on March 20, 2018. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses.

Business Combination

On December 14, 2020 (the “Closing Date”), the business combination (the “Closing”) contemplated by the previously announced Agreement and Plan of Merger, dated as of July 20, 2020 (as amended, the “Merger Agreement”), by and among Tenzing, Reviva and the other parties named therein, was consummated. On December 11, 2020, in advance of and in connection with the Closing, and pursuant to the terms of the Merger Agreement, Tenzing changed its jurisdiction of organization by continuing out of the British Virgin Islands and re-domiciling to a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which Tenzing changed its name to “Reviva Pharmaceuticals Holdings, Inc.” and adopted a certificate of incorporation (the “Interim Charter”) and bylaws (the “Bylaws”).

In accordance with the terms and subject to the conditions of the Merger Agreement, at the Effective Time, (i) all shares of Reviva common stock and Reviva preferred stock (together, “Reviva Stock”) issued and outstanding immediately prior to the Effective Time (other than those properly exercising any applicable dissenters rights under Delaware law) converted into the right to receive shares of common stock of the Company (as defined below), par value $0.0001 per share (“Common Stock”); (ii) each issued and outstanding warrant to acquire shares of Reviva common stock were assumed by the Company and automatically converted into a warrant for Common Stock, with its price and number of shares equitably adjusted based on the terms of the Merger Agreement (each, an “Assumed Warrant”); and (iii) each outstanding option to acquire Reviva common stock (whether vested or unvested) were assumed by the Company and automatically converted into an option to acquire shares of Common Stock, with its price and number of shares equitably adjusted based on the terms of the Merger Agreement (each, an “Assumed Option”).

In connection with the Closing, holders of 2,221,128 the Ordinary Shares, no par value (the “Ordinary Shares”), exercised their right to redeem those shares in accordance with the Company's organizational documents, as amended, for cash at a price of approximately $10.88 per Ordinary Share, for an aggregate of approximately $24.2 million.

In connection with the Closing, (i) pursuant to the Domestication and the Merger Agreement, (a) an aggregate of 2,903,303 Ordinary Shares of Tenzing were exchanged for an equivalent number of shares of Common Stock, (b) warrants to acquire an aggregate of 6,325,000 Ordinary Shares of Tenzing were exchanged for warrants to acquire an equivalent number of shares of Common Stock, and (c) warrants to acquire an aggregate of 358,813 Ordinary Shares of Tenzing were exchanged for warrants to acquire an equivalent number of shares of Common Stock; (ii) pursuant to the Merger Agreement, (a) an aggregate of 5,734,621 shares of Common Stock were issued as Merger Consideration in exchange for the shares of Reviva Stock outstanding as of immediately prior to the Effective Time, (b) Assumed Warrants to acquire shares of Reviva Stock were automatically converted into warrants to acquire an aggregate of 126,268 shares of Common Stock, and (c) Assumed Options to acquire shares of Reviva Stock were automatically converted into options to acquire an aggregate of 65,471 shares of Common Stock; (iii) 300,000 shares were issued pursuant to a side letter (the “Side Letter Shares”); (iv) 197,500 shares of the Company’s Common Stock (the “Working Capital Shares”) and warrants to purchase 197,500 shares of the Company’s Common Stock (the “Working Capital Warrants”) were issued pursuant to the conversion of the Working Capital Loans (as defined below); (v) the 55,050 Shareholder Additional Shares were issued pursuant to a Non-Redemption Agreement; and (vi) 41,263 shares of Common Stock (the “Additional Backstop Shares”) were issued to certain investors (the “Backstop Investors”).

Immediately after giving effect to the above events that occurred at the Closing, there were an aggregate of 9,231,737 shares of Common Stock outstanding, warrants to acquire an aggregate of 7,007,581 shares of Common Stock outstanding, and 65,471 shares of Common Stock subject to equity awards outstanding under the 2006 Plan.

In addition to the Merger consideration set forth above, the Reviva Stockholders also have a contingent right to receive certain earnout shares (the “Earnout Shares”) after the Closing based on the stock price performance of the Company’s common stock and the achievement by Reviva of certain clinical trial milestones during the earnout period.

The Merger, together with the foregoing transactions, are collectively referred to as the “Business Combination.”

Business Prior to the Business Combination

Prior to the Business Combination, the Company’s only subsidiary was Tenzing Merger Subsidiary Inc. (“Merger Sub”).

All activity through November 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a business combination and consummating the acquisition of Reviva Pharmaceuticals, Inc. (“Reviva”).

REVIVA PHARMACEUTICALS HOLDINGS, INC.
(successor to Tenzing Acquisition Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2020
(Unaudited)

The registration statement for the Company’s Initial Public Offering was declared effective on August 20, 2018. On August 23, 2018, the Company consummated the Initial Public Offering of 5,500,000 units (“Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating total gross proceeds of $55,000,000, which is described in Note 3.

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

Transaction costs amounted to $4,027,962, consisting of $1,423,125 of underwriting fees, $2,213,750 of deferred underwriting fees and $391,087 of offering costs. As of November 30, 2020, there was $36,595 of cash held outside of the Trust Account and available for working capital purposes.

NOTE 2. GOING CONCERN

As of November 30, 2020, the Company had $36,595 in its operating bank accounts, $34,649,855 in securities held in the Trust Account and a working capital deficit of $815,589. On December 14, 2020, the Closing by and among Tenzing, Reviva and the other parties named therein under the Merger Agreement was consummated. Reviva’s management intends to continue its clinical trials and research efforts and to finance operations of the Company through convertible promissory notes or equity financings. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 as filed with the SEC on May 4, 2020, which contains the audited financial statements and notes thereto. The financial information as of February 29, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020. The interim results for the three and nine months ended November 30, 2020 are not necessarily indicative of the results to be expected for the year ending February 28, 2021 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

REVIVA PHARMACEUTICALS HOLDINGS, INC.
(successor to Tenzing Acquisition Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2020
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of November 30, 2020 and February 29, 2020.

Marketable Securities Held in Trust Account

At November 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which invest in U.S. Treasury securities. At February 29, 2020, substantially all of the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

REVIVA PHARMACEUTICALS HOLDINGS, INC.
(successor to Tenzing Acquisition Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2020
(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of November 30, 2020 and February 29, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at November 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,683,813 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Net (loss) income	$(348,207)	$136,808	$(1,020,005)	$749,554
Less: Income attributable to ordinary shares subject to possible redemption	(2,703)	(270,124)	(87,395)	(964,092)
Adjusted net loss	$(350,910)	$(133,316)	$(1,107,400)	$(214,538)

Weighted average ordinary shares outstanding, basic and diluted	2,806,128	2,610,490	2,751,017	2,606,031

Basic and diluted net loss per ordinary share	$(0.13)	$(0.05)	$(0.40)	$(0.08)

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

REVIVA PHARMACEUTICALS HOLDINGS, INC.
(successor to Tenzing Acquisition Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2020
(Unaudited)

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

The Founder Shares automatically converted into common stock upon the consummation of the Business Combination on a one-for-one basis.

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

Convertible Promissory Notes – Related Party

On February 10, 2020, the Company issued the Sponsor a convertible promissory note, pursuant to which the Company borrowed an aggregate amount of $750,000. Of such amount, $567,182 was used to fund the extension loan into the Trust Account and the balance was used to finance transaction costs in connection with a Business Combination. During the nine months ended November 30, 2020, the Company issued the Sponsor additional convertible promissory notes, pursuant to which the Company borrowed an aggregate amount of $1,225,000. Of such amounts, $631,841 was used to fund the extension loans into the Trust Account and the balance will be used to finance transaction costs in connection with a Business Combination. The loans are non-interest bearing and due to be paid upon the earlier of (i) the consummation of a Business Combination and (ii) the date of the winding up of the Company. The loans are convertible into units at a purchase price of $10.00 per unit. The units would be identical to the Private Units.

REVIVA PHARMACEUTICALS HOLDINGS, INC.
(successor to Tenzing Acquisition Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2020
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

On November 12, 2020, the Company issued another convertible promissory note with the Sponsor, pursuant to which the Company borrowed an aggregate amount of $200,000. Of such amount, $105,084 was used to fund the Fifth Extension loan into the Trust Account and the balance will be used to finance transaction costs in connection with a Business Combination. The loan is non-interest bearing and due to be paid upon the earlier of (i) the consummation of a Business Combination and (ii) the date of the winding up on the Company. The loan is convertible into units at a purchase price of $10.00 per unit; conversions greater than $75,000 are subject to shareholder approval. The units would be identical to the Private Units.

As of November 30, 2020, there was $1,975,000 outstanding under the convertible promissory notes. On December 14, 2020, in connection with the Business Combination, the Sponsor elected to have the Working Capital Loans converted, pursuant to the terms of the Working Capital Loans, into Private Placement Units, resulting in the issuance of an aggregate of 197,500 Working Capital Shares and 197,500 Working Capital Warrants (together with the Working Capital Shares, the “Conversion Securities”). Upon issuance of the Conversion Securities all of the existing obligations of the company under the Working Capital Loans were satisfied in full and irrevocably discharged, terminated and released, and the Sponsor retained no rights with respect to such Working Capital Loans, other than the registration rights provided pursuant to such working capital loans.

 Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. On December 8, 2020 the Company's shareholders approved a proposal to permit the Sponsor to convert an additional $500,000 of notes upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of 3.50% of the gross proceeds of the Initial Public Offering, or $2,213,750. The deferred fee will be paid in cash and shares only upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The deferred fee was partially paid in cash in the amount of $100,000, with the balance settled through the issuance of 300,000 shares of common stock valued at $2,113,750, upon the closing of the Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

The Transactions will be consummated after the required approval by the stockholders of the Company and the satisfaction of certain other conditions as further described in the Merger Agreement.

NOTE 8. SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares at no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At November 30, 2020 and February 29, 2020, there were 2,859,476 and 2,704,587 ordinary shares issued and outstanding, respectively, excluding 2,264,955 and 4,964,590 ordinary shares subject to possible redemption, respectively.

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares at no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At November 30, 2020 and February 29, 2020, there are no preferred shares designated, issued or outstanding.

REVIVA PHARMACEUTICALS HOLDINGS, INC.
(successor to Tenzing Acquisition Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2020
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

REVIVA PHARMACEUTICALS HOLDINGS, INC.
(successor to Tenzing Acquisition Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2020
(Unaudited)

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

 The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at November 30, 2020 and February 29, 2020, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	November 30, 2020	February 29, 2020
Assets:
Marketable securities held in Trust Account	1	$34,649,855	$60,882,949

NOTE 10. SUBSEQUENT EVENTS

As described in Note 1, the Company completed the Business Combination on December 14, 2020.

As described in Note 6, the Company's shareholders approved a proposal to permit the Sponsor to convert an additional $500,000 of notes upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit on December 8, 2020. On December 14, 2020, upon issuance of the Conversion Securities all of the existing obligations of the company under the Working Capital Loans were satisfied in full and irrevocably discharged, terminated and released, and the Sponsor retained no rights with respect to such Working Capital Loans, other than the registration rights provided pursuant to such Working Capital Loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a former blank check company incorporated on March 20, 2018 under the name Tenzing Acquisition Corp. as a British Virgin Islands corporation and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar Business Combination with one or more businesses or entities. We completed our Initial Public Offering on August 23, 2018 and completed the Business Combination (as defined below) on December 14, 2020.

Recent Developments

On December 14, 2020, the Company consummated the previously announced business combination with Reviva and Merger Sub pursuant to the Merger Agreement.

Upon the consummation of the Business Combination, Merger Sub merged with and into Reviva, with Reviva as the surviving company in the Merger and, after giving effect to such Merger, Reviva becoming a wholly-owned subsidiary of Reviva Pharmaceuticals Holdings, Inc. In connection with the closing of the Business Combination, the Company changed its name from “Tenzing Acquisition Corp.” to “Reviva Pharmaceuticals Holdings, Inc.”

Results of Operations

Our only activities through November 30, 2020 were organizational activities, including those necessary to prepare for the Initial Public Offering, identify a target company for a Business Combination and consummating the acquisition of Reviva. We generate non-operating income in the form of interest income on marketable securities. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing the Business Combination.

For the three months ended November 30, 2020, we had a net loss of $348,207, consisting of operating costs of $352,007, offset by interest income on marketable securities held in our Trust Account of $3,800.

For the nine months ended November 30, 2020, we had a net loss of $1,020,005, consisting of operating costs of $1,142,872, offset by interest income on marketable securities held in our Trust Account of $122,867.

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

Liquidity and Capital Resources

At November 30, 2020, we had marketable securities held in the Trust Account of $34,649,855 (including approximately $1,013,000 of interest income), substantially all of which is invested in money market funds, which invest in U.S. Treasury securities. Interest income earned on the balance in the Trust Account may be available to us to pay taxes.

For the nine months ended November 30, 2020, cash used in operating activities amounted to $520,757. Net loss of $1,020,005 was offset by interest earned on marketable securities held in the Trust Account of $122,867. Changes in our operating assets and liabilities provided cash of $622,115.

For the nine months ended November 30, 2019, cash used in operating activities amounted to $178,741. Net income of $749,554 was offset by interest earned on marketable securities held in the Trust Account of $1,074,188 and an unrealized gain on securities held in the Trust Account of $6,633. Changes in our operating assets and liabilities provided cash of $152,526.

We used substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees) to complete the Business Combination.

As of November 30, 2020, we had $36,595 in our operating bank accounts, $34,649,855 in securities held in the Trust Account and a working capital deficit of $815,589. On December 14, 2020, the Closing by and among Tenzing, Reviva and the other parties named therein under the Merger Agreement was consummated. Until such time as Reviva can generate substantial product revenue, if ever, Reviva expects to finance its cash needs through a combination of equity or debt financings and collaboration agreements. Reviva does not currently have any committed external sources of capital. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of November 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the underwriters a deferred fee of 3.50% of the gross proceeds of the Initial Public Offering, or $2,213,750. The deferred fee was be paid in both shares and cash upon the closing of the Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item. However, the risk factors included in (i) our Annual Report on Form 10-K filed with the SEC on May 4, 2020, (ii) our definitive proxy statement/prospectus/information statement filed with the Securities and Exchange Commission on November 12, 2020 under Rule 424 of the Securities Act of 1933, under the headings “Risks Related to the Domestication and the Business Combination” and “Risks Related to Tenzing,” and (iii) our Quarterly Report on Form 10-Q filed with the SEC on October 14, 2020, contain risks associated with the historic Tenzing Acquisition Corp. business and the risks of the Business Combination occurring, which are no longer relevant. Accordingly, we direct you to the risk factors included in our definitive proxy statement/prospectus/information statement filed with the Securities and Exchange Commission on November 12, 2020 under Rule 424 of the Securities Act of 1933, under the heading “RISK FACTORS -- Risks Related to Reviva's Business and Industry” and our 8-K filed with the Securities and Exchange Commission on December 18, 2020, under the heading “Item 1A - Risk Factors. - Risks Related to the Company's Securities.” Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note, dated September 24, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2020, and incorporated herein by reference).
10.2	Offer of Employment, dated as of October 19, 2020, by and between Narayan Prabhu and Reviva Pharmaceuticals, Inc. (filed as Exhibit 10.16 to the Company’s Form S-4 (File No. (333-245057) as filed on November 6, 2020, and incorporated herein by reference).
10.3	Form of Backstop Agreement, by and among Tenzing Acquisition Corp., Reviva Pharmaceuticals, Inc., and the Investor named therein (filed as exhibit 10.1 to the Company’s Form 8-K filed on October 21, 2020, and incorporated herein by reference).
10.4	Form of Waiver Letter, by Tenzing Acquisition Corp. and Reviva Pharmaceuticals, Inc. for the benefit of the Investor named therein (filed as exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2020, and incorporated herein by reference).
10.5	Promissory Note, dated November 12, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2020, and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

Date: January 14, 2020		/s/ Laxminarayan Bhat
	Name:	Laxminarayan Bhat
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2020		/s/ Narayan Prabhu
	Name:	Narayan Prabhu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)