Form 10-K/A
period 2020-12-31
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2021-03-24
CIK 1742927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”), which the Registrant filed with the Securities and Exchange Commission on March 22, 2021. This amendment is being filed solely to correct the image under the heading “Company Overview” and the image under the heading “Figure 3” included in Part I – Item 1 of the Annual Report. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because no financial statements are being filed with this Amendment No. 1.

This Amendment No. 1 does not reflect events occurring after the March 22, 2021 filing of the Annual Report and, except as described above, does not affect any other parts of, or exhibits to, the Annual Report, and those unaffected parts or exhibits are not included in this Amendment. Except as described above, no other portion of the Annual Report for the fiscal year ended December 31, 2020 is amended hereby, and the Annual Report continues to speak as of the date of the original filing of the Annual Report. No modification or update is otherwise being made to any other disclosure or exhibits to such Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with such Annual Report and the Registrant's filings made with the Securities and Exchange Commission subsequent to the date of such Annual Report.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K/A.

Exhibit No.	Exhibit

2.1+

Agreement and Plan of Merger, dated as of July 20, 2020, by and among the Company, Merger Sub, Sponsor in the capacity as the Purchaser Representative, Reviva, and Dr. Bhat in the capacity as the Seller Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on July 24, 2020, and incorporated herein by reference).

3.1	Certificate of Corporate Domestication (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

3.2	Interim Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 14, 2020, and incorporated herein by reference).

3.3	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

3.4	Bylaws of Reviva Pharmaceuticals Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on December 14, 2020, and incorporated herein by reference).

4.1	Description of Securities (filed as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2021, and incorporated herein by reference).

4.2	Form of Assumed Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

4.3	Specimen Warrant Certificate (filed as Exhibit 4.3 to the Company’s Form S-1 (File No. 333-226263) as filed on August 16, 2018, and incorporated herein by reference).

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

21.1	List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

24.1	Power of Attorney (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed as exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2021).

101.INS	XBRL Instance Document (filed as exhibit 101.INS to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2021).

101.SCH	XBRL Taxonomy Extension Schema Document (filed as exhibit 101.SCH to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2021).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed as exhibit 101.CAL to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2021).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed as exhibit 101.DEF to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2021).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed as exhibit 101.LAB to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2021).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed as exhibit 101.PRE to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2021).

*	Filed herewith.

**

The certifications furnished in Exhibit 32.1 (included as exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2021) are deemed to accompany the Annual Report on Form 10-K filed with the SEC on March 22, 2021 and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+

The exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

++	Certain information in this exhibit has been omitted pursuant to Item 601(a)(6) of Regulation S-K.

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reviva Pharmaceuticals Holdings, Inc.
(Registrant)

Date: March 24, 2021	/s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)