Form 10-K/A
period 2020-12-31
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2021-05-07
CIK 1742927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amended Annual Report”) hereby amends the Annual Report on Form 10-K of Reviva Pharmaceuticals Holdings, Inc., a Delaware corporation (the “Company,” “we” or “our”), for the fiscal year ended December 31, 2020 (the “Original Filing”), filed on March 22, 2021 with the Securities and Exchange Commission (the “SEC”), as amended by Amendment No. 1 to the Original Filing (the "Amendment No. 1"). This Amended Annual Report restates Reviva Pharmaceuticals Holdings, Inc.’s consolidated financial statements and related disclosures as of and for the year ended December 31, 2020. Refer to Note 2, “Summary of Significant Accounting Policies and Basis of Presentation,” and Note 9, “Stockholders’ Equity (Deficit),” of the Notes to Consolidated Financial Statements of this Amended Annual Report for additional information.

On April 12, 2021, the Staff of the SEC (the “SEC Staff”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Statement”).  In the Statement, SEC Staff made the observation that certain contractual provisions included in many Special Purpose Acquisition Company warrant agreements may result in such warrants needing to be classified as a liability rather than as equity.

On December 14, 2020, the Company, which is the successor by re-domiciliation to Tenzing Acquisition Corp. (“Tenzing”), a British Virgin Islands exempted company, Tenzing Merger Subsidiary Inc., a Delaware corporation and wholly-owned subsidiary of Tenzing (“Merger Sub”), and Reviva Pharmaceuticals, Inc., a Delaware corporation (together with its consolidated subsidiary), consummated a business combination (the “Business Combination”) through the merger (the “Merger”) of Merger Sub with and into Reviva Pharmaceuticals, Inc., contemplated by the previously announced Agreement and Plan of Merger, dated as of July 20, 2020 (the “Merger Agreement”), by and among Tenzing, Merger Sub, Reviva Pharmaceuticals, Inc., and the other parties thereto. Pursuant to the Merger Agreement, at the effective time of the Merger, Merger Sub merged with and into Reviva Pharmaceuticals, Inc., with Reviva Pharmaceuticals, Inc. as the surviving company in the Business Combination and, after giving effect to such Merger, Reviva Pharmaceuticals, Inc. becoming a wholly-owned subsidiary of the Company (together with its consolidated subsidiary).

Prior to and in connection with the closing of the Business Combination, Tenzing issued warrants to purchase 6,325,000 shares (the “Public Warrants”) and warrants to purchase 556,313 shares (the “Private Warrants,” together with the Public Warrants, the “Warrants”).  At December 31, 2020, the Public Warrants and Private Warrants remaining outstanding.  For a full description of the Warrants, refer to (i) the registration statement on Form S-4 (File No. 333-245057), filed in connection with the Business Combination, declared effective by the SEC on November 10, 2020 and (ii) our “Description of Securities” included as Exhibit 4.1 to the Original Filing. Each Warrant entitles the holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment. We have classified the Warrants as equity in our previously issued audited consolidated balance sheet as of December 31, 2020, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively, referred to as the "Financial Statements") included in the Original Filing.

The Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

Management initially evaluated the accounting for the Warrants and believed its positions to be appropriate at that time, and while the terms of the Warrants as described in the warrant agreement, dated August 20, 2018, between Tenzing and the Company’s transfer agent (the “Warrant Agreement”) have not changed, as a result of the Statement, the Company has determined to classify the Private Warrants as liabilities. Because we have determined the Private Warrants need to be classified as a derivative liability, ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations.

On May 7, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), after considering the recommendations of and consultation with management, concluded that the Company’s previously issued Financial Statements should no longer be relied upon due to such change in classification of the Private Warrants, all of which are subject to the reclassification as described herein.

The Company is filing this Amended Annual Report to reflect the change in classification of the Private Warrants for the year ended December 31, 2020 and the corresponding changes to the financial statement items for the year ended December 31, 2020 are set forth through disclosures in the Financial Statements included in this Amended Annual Report.

These changes did not have a material impact on the Company’s previously reported operating expenses, cash, operating cash flows, investing cash flows, or financing cash flows.  The impact of these changes was an increase to total liabilities of $2.0 million and a corresponding decrease to total equity of $2.0 million as of December 31, 2020.

In light of the restatement discussed above, the Company has reassessed the effectiveness of its disclosure controls and procedures and internal controls over financial reporting as of December 31, 2020, and has concluded that its remediation plan of its previously disclosed material weaknesses is already designed to address this matter, so as to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements.

This Amendment amends and restates only the following items of the Original Filing, as amended by Amendment No. 1, and only with such modifications as necessary to reflect the restatement discussed above:

●	Cover Page
●	Cautionary Note Regarding Forward-Looking Statements
●	Part I – Item 1A. Risk Factors
●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II – Item 9A. Controls and Procedures
●	Part III – Item 14. Principal Accountant Fees and Services
●	Part III – Item 15. Exhibits and Financial Statement Schedules

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Amended Annual Report currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, and 32.1).

Except as discussed above and as further described in Note 2 and Note 9 to the consolidated financial statements, the Company has not modified or updated disclosures presented in this Amended Annual Report from the Original Filing, as amended by Amendment No. 1. Accordingly, the Amended Annual Report does not reflect events occurring after the Original Filing, as amended by Amendment No. 1, or modify or update those disclosures affected by subsequent events. Information not affected by the restatement and revision are unchanged and reflect disclosures made at the time of the filing of the Original Filing, as amended by Amendment No. 1. Accordingly, this Amended Annual Report should be read in conjunction with the Company’s other periodic reports made with the SEC subsequent to the filing of the Original Filing, as amended by Amendment No. 1.

REVIVA PHARMCEUTICALS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K/A contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report on Form 10-K/A may include, for example, statements about:

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

●	the possibility that our products in development succeed in or fail clinical trials or are not approved by the U.S. Food and Drug Administration or other applicable authorities;

●	the possibility that we could be forced to delay, reduce or eliminate its planned clinical trials or development programs;

●	our ability to obtain approval from regulatory agents in different jurisdictions for our current or future product candidates;

●	changes in applicable laws or regulations;

●	changes to our relationships within the pharmaceutical ecosystem;

●	our current and future capital requirements to support our development and commercialization efforts and our ability to satisfy our capital needs;

●	the accuracy of our estimates regarding expenses and capital requirements, including estimated costs of our clinical studies.

●	our limited operating history;

●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;

●	the valuation of our Private Warrants could increase the volatility in our net income (loss);

●	changes in the markets that we target;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our exposure to any liability, protracted and costly litigation or reputational damage relating to data security;

●	our ability to develop and maintain effective internal controls; and

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

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

During the audit of our 2020 financial statements, we identified a material weakness in internal control over financial reporting related to controls over accounting for complex non-routine transactions and related disclosures. As a result, adjustments had to be recorded to correct resulting errors identified during the 2020 audit procedures. In addition, as described in Note 2, “Summary of Significant Accounting Policies and Basis of Presentation,” subsequent to the issuance of our 2020 financial statements, our management determined there was an error related to the accounting treatment of our outstanding Private Warrants previously issued. We have begun the process of implementing changes to our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness and have concluded that our remediation plan of our previously disclosed material weaknesses is already designed to address the restatement noted above and is already designed to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements.

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

If the interpretations, estimates or judgments we use to prepare our financial statements prove to be incorrect, we may be required to restate our financial results, which could have a number of material adverse effects on us.

We are subject to complex securities laws and regulations and accounting principles and interpretations. The preparation of our financial statements requires us to interpret accounting principles and guidance and to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. We base our interpretations, estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. Generally accepted accounting principles presentation is subject to interpretation by the SEC, the Financial Accounting Standards Board and various other bodies formed to interpret and create appropriate accounting principles and guidance. If one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, it may have a significant effect on our reported results and may retroactively affect previously reported results.

Specifically, prior to and in connection with the closing of our Business Combination, our predecessor company, Tenzing, issued public warrants to purchase 6,325,000 shares (the “Public Warrants”) and private placement warrants to purchase 556,313 shares (the “Private Warrants,” together with the Public Warrants, the “Warrants”). For a full description of the Warrants, refer to (i) the registration statement on Form S-4 (File No. 333-245057), filed in connection with the Business Combination, declared effective by the SEC on November 10, 2020 and (ii) our “Description of Securities” included as Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 22, 2021. Each Warrant entitles the holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment. We originally classified the Warrants as equity in our previously issued audited consolidated balance sheet as of December 31, 2020, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively, referred to as the "Financial Statements") included in our Annual Report on Form 10-K filed on March 22, 2021.

On April 12, 2021, the Staff of the Securities and Exchange Commission (“SEC Staff”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Statement”). In the Statement, SEC Staff made the observation that certain contractual provisions included in many Special Purpose Acquisition Company warrant agreements may result in such warrants needing to be classified as a liability rather than as equity.

We have reviewed the Statement and the terms of our Warrants with our third-party technical accounting advisor and our independent auditors and management has concluded that the Private Warrants should be reclassified as liabilities measured at fair value, which will result in non-cash gains or losses from changes in fair value reported each period in earnings.

However, no assurance can be given that additional guidance or new regulations or accounting principles and interpretations will not be released that would require us to reclassify the Public Warrants as liabilities measured at fair value, with changes in fair value reported each period in earnings and/or require a restatement of our Financial Statements with respect to treatment of the Public Warrants.

Any restatement of our financial results could, among other potential adverse effects:

•	result in us incurring substantial costs;
•	affect our ability to timely file our periodic reports until the restatement is completed;
•	divert the attention of our management and employees from managing our business;
•	result in material changes to our historical and future financial results;
•	result in investors losing confidence in our operating results;
•	subject us to securities class action litigation; and
•	cause our stock price to decline.

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

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of RP5063 in markets outside of the United States. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We intend to pursue collaborative arrangements regarding the sale and marketing of RP5063, RP1208 or any future product candidate, if approved, for markets outside of the United States; however, we cannot assure you that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

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

In particular, the market prices of pharmaceutical companies like ours have been highly volatile due to factors, including, but not limited to:

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

Certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.

On April 12, 2021, the Staff of the Securities and Exchange Commission (“SEC Staff”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Statement”). In the Statement, SEC Staff made the observation that certain contractual provisions included in many Special Purpose Acquisition Company warrant agreements may result in such warrants needing to be classified as a liability rather than as equity. As a result of the SEC Statement, we reevaluated the accounting treatment of our Warrants, and determined to classify the Private Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2020, contained elsewhere in this Annual Report, are derivative liabilities related to embedded features contained within our Private Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

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

PART II

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

Restatement of Previously Issued Financial Statements

The following information has been reviewed in light of the restatement and revision of our consolidated financial statements as described in the “Explanatory Note” at the beginning of this Amended Annual Report and in Note 2, “Summary of Significant Accounting Policies and Practices,” and Note 9, “Stockholders’ Equity (Deficit),” in Notes to the Consolidated Financial Statements of this Amended Annual Report. Upon review, no changes to the below disclosures were required as a result of the restatement because the restatement and revision of our consolidated financial statements did not have a material impact on our previously reported operating expenses, cash, operating cash flows, investing cash flows, or financing cash flows.  The impact of these changes was an increase to total liabilities of $2.0 million and a corresponding decrease to total equity of $2.0 million as of December 31, 2020.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in a separate section of this Annual Report on Form 10-K/A beginning on page F-1 and is incorporated herein by reference.

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

PART III

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table summarizes the fees for professional services rendered by Armanino LLP, the Company’s (and Old Reviva’s, prior to the Business Commination) independent registered public accounting firm, for each of the respective last two fiscal years:

Year ending December 31,	2020	2019
Audit fees(1)(2)(3)	$253,077	$63,750
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$253,077	$63,750

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements.

(2)	For the fiscal year ended December 31, 2020, Audit fees of $88,957 were paid to Armanino LLP.
(3)	For the fiscal year ended December 31, 2019, Audit fees of $63,750 were paid to Armanino LLP.

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

Lack of analysis for non-routine transactions and related disclosures: Our accounting for certain complex non-routine transactions and related disclosures resulted in (i) misstatements to accrued consulting expenses, (ii) improperly recorded interest expense related to the beneficial conversion feature triggered upon the conversion of certain notes into common stock and incorrect calculations of the related beneficial conversion feature, (iii) misstatements related to the gain for common stock issued in lieu of salary and (iv) a misstatement related to classification of private warrants. The controls designed to identify and properly disclose complex non-routine transactions did not operate at a sufficient level of precision to prevent or detect errors in the accounting for or reporting of such transactions, collectively resulting from lack of sufficient accounting and financial reporting resources. The misstatements set forth in clauses (i), (ii) and (iii) above were corrected prior to issuance of our financial statements as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed on March 22, 2021.  The misstatement set forth in clause (iv) above was corrected prior to issuance of our restated financial statements as of and for the year ended December 31, 2020 included in this Annual Report on Form 10-K/A.  Management has determined that this control deficiency constitutes a material weakness at December 31, 2020.

Remediation plan and procedures: Our management is committed to remediating the material weaknesses. We have begun to (a) implement changes to our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness, including further improvements in processes and analyses that support the accounting for complex non-routine transactions and related disclosures in a timely manner, (b) engage a new third-party technical accounting specialist with technical accounting expertise to review complex non-routine transactions on a prospective basis, and (c) hire experienced additional accounting and financial reporting personnel. The initiatives we implement to remediate the material weakness are subject to continued management review as well as audit committee oversight. The material weakness will not be considered remediated until our remediation efforts have been fully implemented and we have concluded that these controls are operating effectively.

In addition, and in light of the restatement discussed herein, we have reassessed the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2020, and have concluded that our remediation plan of our previously disclosed material weaknesses is already designed to address the restatement noted above to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements.

Notwithstanding this material weakness in internal control over financial reporting, our management has concluded that, based on their knowledge, the consolidated financial statements, and other financial information included in this Annual Report on Form 10-K/A present fairly, in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

This Annual Report on Form 10-K/A does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.” In addition, we are currently a non-accelerated filer and are therefore not required to provide an attestation report on our internal control over financial reporting until such time as we are an accelerated filer or large accelerated filer.

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

The financial statements and related notes, together with the report of Armanino LLP appear at pages F-2 through F-18 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Form 10-K/A.

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

**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

Reviva Pharmaceuticals Holdings, Inc.
(Registrant)

Date: May 7, 2021	/s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

REVIVA PHARMACEUTICALS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Reviva Pharmaceuticals Holdings, Inc.

Cupertino, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reviva Pharmaceuticals Holdings, Inc. (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the  United States of America.

Restatement of Finanical Statements

As discussed in Note 2 and Note 9 to the financial statements, the 2020 financial statements have been restated to change the classification of certain warrants. Our opinion is not modified with respect to this matter.

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

San Ramon, California

March 22, 2021, except for the effect of the restatement disclosed in Note 2 and Note 9, as to which the date is May 7, 2021.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019

	2020	2019
	(Restated)
Assets
Cash	$8,760,462	$193
Property and equipment, net	—	591
Lease deposit	1,816	1,816

Total assets	$8,762,278	$2,600

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Accounts payable	$1,008,046	$224,543
Accrued expenses and other current liabilities	324,697	2,722,875
Warrant liabilities	1,963,785	101,525
Convertible promissory notes, net	—	3,765,087
Total liabilities	3,296,528	6,814,030
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Preferred stock
Series 1 convertible preferred stock, 95,204 shares designated; 95,204 shares issued and outstanding at December 31, 2019	—	3,069,913
Series 2 convertible preferred stock, 189,709 shares designated; 189,709 shares issued and outstanding at December 31, 2019	—	7,624,841
Series 3 convertible preferred stock, 144,923 shares designated; 144,923 shares issued and outstanding at December 31, 2019	—	7,973,720
Series 4 convertible preferred stock, 761,340 shares designated; 156,835 shares issued and outstanding at December 31, 2019	—	10,401,500
Common stock, par value of $0.0001; 115,000,000 shares authorized; 9,231,737 shares issued and outstanding at December 31, 2020	923	618
Additional paid-in capital	63,774,920	18,644,683
Accumulated deficit	(58,310,093)	(54,526,705)
Total stockholders’ equity (deficit)	5,465,750	(6,811,430)

Total Liabilities and Stockholders’ equity (deficit)	$8,762,278	$2,600

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

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2020 and 2019

	Series 1,2,3,4 Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	(Deficit)
					(Restated)		(Restated)
Balance, December 31, 2018	1,597,585	$29,069,974	2,768,346	$618	$18,644,683	$(53,679,873)	$(5,964,598)
Net loss	—	—	—	—	—	(846,832)	(846,832)
Balance, December 31, 2019	1,597,585	$29,069,974	2,768,346	$618	$18,644,683	$(54,526,705)	$(6,811,430)
Issuance of common stock in lieu of deferred compensation	—	—	38,992	25	340,907	—	340,932
Beneficial conversion feature on conversion of notes payable	—	—	—	—	961,680	—	961,680
Issuance of common stock upon conversion of notes and accrued interest	—	—	1,099,947	110	8,499,233	—	8,499,343
Reclassification of warrant liability	—	—	—	—	1,185,577	—	1,185,577
Proceeds from reverse acquisition, net of costs	—	—	—	—	9,375,961	—	9,375,961
Effect of reverse recapitalization, net of costs	(1,597,585)	(29,069,974)	5,324,452	170	24,766,879	—	(4,302,928)
Net loss	—	—	—	—	—	(3,783,388)	(3,783,388)
Balance, December 31, 2020	—	$—	9,231,737	$923	$63,774,920	$(58,310,093)	$5,465,750

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

Restatement of previously issued financial statements

As part of the Business Combination, the Company originally completed a comprehensive evaluation that supported the equity classification of the private warrants that were initially issued by Tenzing. Subsequent to filing our original report on March 21, 2021, the Staff of the SEC (the “SEC Staff”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Statement”) on April 12, 2021. Based on the review of our historical accounting pursuant to ASC 815, Derivatives and Hedging (Topic 815) (“ASC 815”), and after consideration of the Statement, the Company determined that its historical accounting for the private warrants that were previously issued by Tenzing and recorded as equity in connection with the consummation of the Business Combination on December 14, 2020 should be updated and the private warrants should be classified as liabilities and marked to fair value through earnings in each reporting period. As a result, the Company has restated its consolidated annual financial statements as of and for the year ended December 31, 2020. The Company recorded approximately $2.0 million in warrant liabilities as a reduction to additional paid-in capital on December 14, 2020. Changes in the fair value between that date and December 31, 2020 were insignificant and as such, the Company's statement of operations for the year ended December 31, 2020 has not been restated. This restatement did not have a material impact on the Company's operating, investing or financing cash flows as previously presented.

The table below sets forth the consolidated balance sheet for affected financial statement line items, balances originally reported as of December 31, 2020:

	As of December 31, 2020
	Reported	Restated

Warrant liabilities	$-	$1,963,785
Total liabilities	1,332,743	3,296,528
Additional paid-in capital	65,738,705	63,774,920
Total stockholders’ equity (deficit)	7,429,535	5,465,750

In addition to the restated consolidated financial statement, the information contained in Notes 9 has been restated.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine fair value:

Description	Level	December 31, 2020
Warrant liabilities	2	1,973,785

The key inputs used in valuing the warrant liabilities are as follows:

Risk-free interest rate - 0.36%

Expected life – 5 years

Expected volatility – 56.6%

Exercise price – $11.50

Stock price – $8.75

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

9.   STOCKHOLDERS’ EQUITY (DEFICIT) (Restated)

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

Warrants (Restated)

As of December 31, 2020, there were public warrants outstanding to purchase an aggregate of 6,325,000 shares of common stock and private warrants outstanding to purchase an aggregate of 556,313 shares of common stock.

Each public warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. No public warrants can be exercised unless we have an effective and current registration statement covering the issuance of the shares of common stock issuable upon exercise of the public warrants and a current prospectus relating to such shares of common stock.

We may call the public warrants for redemption, in whole and not in part, at a price of $0.01 per warrant;

●

if, and only if, the reported last sale price of the common stock equals or exceeds $21.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period ending on the third trading business day prior to the notice of redemption to holders of the public warrants, and

●

if, and only if, there is a current registration statement in effect with respect to the issuance of the shares of Common Stock underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption

●	at any time while the public warrants are exercisable

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder

The private warrants are substantially similar to the public warrants except such private warrants;

●	are exercisable for cash or on a cashless basis, at the holder’s option

●	cannot be redeemed by us, so long as they are still held by the initial purchasers or their affiliates.

●	The redemption price is to be calculated as the 10 day average trading price ending one trading business day prior to the notice of redemption.

The private warrants are identical to the public warrants except that such private warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates.

In no event will the Company be required to net cash settle either the public or the private warrants.

The Company classified the private warrants pursuant to ASC 815 as derivative liabilities with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. The Company obtained a third-party valuation of the private warrants as of December 14, 2020, which resulted in a fair value of approximately $2.0 million being recorded. Changes between that date and December 31, 2020 were insignificant and as such no remeasurement was necessary.

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