Form 10-Q
period 2021-03-31
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2021-05-17
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-38634

Reviva Pharmaceuticals Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-4306526
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

19925 Stevens Creek Blvd., Suite 100
Cupertino, CA	95014
(Address of principal executive offices)	(Zip Code)

(408) 501-8881
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RVPH	The Nasdaq Capital Market
Warrants to purchase one share of Common Stock	RVPHW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 9,231,737.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	December 31, 2020
Assets
Cash	$5,644,219	$8,760,462
Prepaid expenses	1,012,064	—
Lease deposit	1,816	1,816

Total Assets	$6,658,099	$8,762,278

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$471,303	$1,008,046
Accrued expenses and other current liabilities	630,041	324,697
Total current liabilities	1,101,344	1,332,743
Warrant liabilities	1,040,305	1,963,785
Total Liabilities	2,141,649	3,296,528
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, par value of $0.0001; 115,000,000 shares authorized; 9,231,737 shares issued and outstanding as of March 31, 2021 and December 31, 2020	923	923
Additional paid-in capital	63,774,920	63,774,920
Accumulated deficit	(59,259,393)	(58,310,093)
Total stockholders’ equity	4,516,450	5,465,750

Total Liabilities and Stockholders’ Equity	$6,658,099	$8,762,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2021 and 2020

	2021	2020
Operating expenses
Research and development	$391,161	$271,246
General and administrative	1,480,967	347,031
Total operating expenses	1,872,128	618,277
Loss from operations	(1,872,128)	(618,277)
Other income (expense)
Gain on remeasurement of warrant liabilities	923,480	-
Interest and other income, net	148	-
Interest expense	-	(129,885)
Total other income (expense), net	923,628	(129,885)
Loss before provision for income taxes	(948,500)	(748,162)
Provision for income taxes	800	800
Net loss	$(949,300)	$(748,962)

Net loss per share:
Basic and diluted	$(0.10)	$(0.27)

Weighted average shares outstanding
Basic and diluted	9,231,737	2,768,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	9,231,737	$923	$63,774,920	$(58,310,093)	$5,465,750
Net loss	—	—	—	(949,300)	(949,300)
Balance, March 31, 2021	9,231,737	$923	$63,774,920	$(59,259,393)	$4,516,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the Three Months Ended March 31, 2020

	Series 1,2,3,4 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	1,597,585	$29,069,974	2,768,346	$618	$18,644,683	$(54,526,705)	$(6,811,430)
Net loss	—	—	—	—	—	(748,962)	(748,962)
Balance, March 31, 2020	1,597,585	$29,069,974	2,768,346	$618	$18,644,683	$(55,275,667)	$(7,560,392)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2021 and 2020

	2021	2020
Cash flows from operating activities
Net loss	$(949,300)	$(748,962)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	161
Gain loss on remeasurement of warrant liabilities	(923,480)	(784)
Common stock to be issued in lieu of deferred compensation	-	452,917
Changes in operating assets and liabilities
Prepaid expenses	(1,012,064)	(25,000)
Accounts payable	(536,743)	89,997
Accrued expenses and other current liabilities	305,344	171,009
Net cash used in operating activities	(3,116,243)	(60,662)
Cash flows from financing activities
Proceeds from issuance of convertible promissory notes	-	230,000
Net cash provided by financing activities	-	230,000
Net increase (decrease) in cash	(3,116,243)	169,338
Cash, beginning of period	8,760,462	193
Cash, end of period	$5,644,219	$169,531
Supplemental disclosures of cash flow information:
Cash paid for taxes	$1,600	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION AND NATURE OF OPERATIONS

On December 14, 2020, Reviva Pharmaceuticals Holdings, Inc. (the “Company”), a Delaware corporation and the successor by re-domiciliation to Tenzing Acquisition Corp. (“Tenzing”), a British Virgin Islands exempted company, Tenzing Merger Subsidiary Inc., a Delaware corporation and wholly-owned subsidiary of Tenzing (“Merger Sub”), and Reviva Pharmaceuticals, Inc., a Delaware corporation (together with its consolidated subsidiary), consummated a business combination (the “Business Combination”) through the merger of Merger Sub with and into Reviva Pharmaceuticals, Inc., contemplated by the previously announced Agreement and Plan of Merger, dated as of July 20, 2020 (the “Merger Agreement”), by and among Tenzing, Merger Sub, Reviva Pharmaceuticals, Inc., and the other parties thereto. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub merged with and into Reviva Pharmaceuticals, Inc., with Reviva Pharmaceuticals, Inc. as the surviving company in the Merger and, after giving effect to such Merger, Reviva Pharmaceuticals, Inc. becoming a wholly-owned subsidiary of Reviva Pharmaceuticals Holdings, Inc. (together with its consolidated subsidiary).

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The condensed consolidated balance sheet as of December 31, 2020 has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in the quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2020, which were included in our annual report on Form 10-K/A, as filed with the Securities and Exchange Commission on May 7, 2021.

Principals of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Reviva Pharmaceuticals Holdings, Inc. and its wholly owned subsidiary Reviva Pharmaceuticals, Inc. (together with its consolidated subsidiary). All transactions and balances between the parent and its subsidiary have been eliminated in consolidation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompany notes thereto. Actual results could differ materially from those estimates.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. Substantially, all the Company’s cash is held in demand deposit form by one financial institution. The Company has not experienced any losses on its deposits of cash.

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

Cash

As of March 31, 2021, the Company’s cash was maintained in demand deposit forms at two financial institutions. Deposits in financial institutions may, from time to time, exceed federally insured limits.

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

General and Administrative costs

General and administrative costs are charged to operating expenses as incurred. General and administrative costs include, but are not limited to, payroll and personnel expenses, travel and entertainment, consulting costs, conference and meeting costs, legal expenses and allocated overhead, including rent, depreciation, and utilities.

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

The effective tax rate for the three months ended March 31, 2021 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. As of March 31, 2021, all unrecognized tax benefits are subject to a full valuation allowance.

Stock-based Compensation

We measured stock-based compensation based on the fair value of the share-based awards on the date of grant and recognized the related costs on a straight-line basis over the requisite vesting period, which is generally the vesting period.

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash, accounts payable, and accrued expenses approximate their fair value.

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

3.   BUSINESS COMBINATION

On December 14, 2020, the Company consummated the Business Combination. Pursuant to the Merger Agreement, at the Effective Time, Merger Sub merged with and into Reviva Pharmaceuticals, Inc., with Reviva Pharmaceuticals, Inc. as the surviving company in the Merger and, after giving effect to such Merger, Reviva Pharmaceuticals, Inc. becoming a wholly-owned subsidiary of the Company (together with its consolidated subsidiary).

Upon the closing of the Business Combination, all shares of Reviva Pharmaceuticals, Inc. common stock and preferred stock issued and outstanding immediately prior to the Business Combination converted into common stock of Reviva Pharmaceuticals Holdings, Inc., with a par value of $0.0001 per share at an exchange rate of 0.152268 for common stock and 0.414647 for preferred stock.  Each issued and outstanding warrant to acquire shares of Reviva Pharmaceuticals, Inc. common stock were assumed by Reviva Pharmaceuticals Holdings, Inc. and automatically converted into a warrant for Reviva Pharmaceuticals Holdings, Inc. common stock, with its price and number of shares adjusted based on the common stock exchange rate of 0.152268.  Each outstanding option to acquire Reviva Pharmaceuticals, Inc. common stock (all of which were vested at the date of the Business Combination), were assumed by Reviva Pharmaceuticals Holdings, Inc. and automatically converted into an option to acquire shares of Reviva Pharmaceuticals Holdings, Inc. common stock at the common stock exchange rate of 0.152268.

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

The Business Combination was accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, Tenzing is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the holders of Reviva Pharmaceuticals, Inc. having a majority of the voting power of the post-combination company, Reviva Pharmaceuticals, Inc. senior management comprising substantially all of the senior management of the post-combination company, the relative size of Reviva compared to Tenzing, and Reviva Pharmaceuticals, Inc. operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Reviva Pharmaceuticals, Inc. issuing stock for the net assets of Tenzing, accompanied by a recapitalization. The net assets of Tenzing are stated at historical cost, with no goodwill or other intangible assets recorded.

The accompanying financial statements and related notes reflect the historical results of Reviva Pharmaceuticals, Inc. prior to the merger and do not include the historical results of Tenzing prior to the consummation of the Business Combination.

4.   EMPLOYEE BENEFIT PLAN

In 2014, Reviva Pharmaceuticals, Inc. implemented a tax deferred savings plan, commonly referred to as a 401(k) plan. Employee’s contributions are withheld from standard payroll checks and are automatically withdrawn from the Company checking account and deposited into individual employee retirement accounts a few days following each payroll period. Employees can defer or contribute the statutory legal limits. There have been no Company matching of employee contributions to the plan through March 31, 2021.

5.   CONVERTIBLE PROMISSORY NOTES

2016 Notes

From June 2016 through April 2017, the Company issued an aggregate of $4,795,088 in convertible promissory notes to various investors (the “2016 Notes”).

On January 2, 2020, there was a judgement issued by the District Court of Harris County, Texas, pursuant to an agreement reached between the Company and an investor in the 2016 Notes. Under the terms of the judgements, the Company paid an investor in the 2016 Notes, the principal investment of $1,200,000, accrued interest of $242,236, and legal fees of $5,000. The $1,447,236 obligatory payment accrued interest at 5.5% per annum until paid, (including accrued interest of $79,840 subsequent to the judgement).

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

2018 Notes

From November 2018 through January 2019, the Company issued an aggregate of $275,000 in convertible promissory notes to various investors (the “2018 notes).

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

On December 10, 2020, Reviva executed an amendment to the 2020 Notes with the holders pursuant to which, immediately prior to the closing of the Business Combination, all of the issued and outstanding principal and accrued but unpaid interest under the 2020 Notes automatically converted into 744,916 shares of Reviva common stock at a conversion price equal to $0.831009 for each holder of the 2020 Notes who purchased at least $50,000 in aggregate principal amount of the 2020 Notes or (ii) $1.329770 for each holder of the 2020 Notes who purchased less than $50,000 in aggregate principal amount of 2020 Notes. On consummation of the Business Combination, these shares converted into 113,422 shares of the Company’s common stock. The holders have no further rights under the 2020 notes.

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

6.   LOSS PER SHARE

Loss per share calculations for all periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Subsequent to the Business Combination, earnings per share will be calculated based on the weighted average shares of common stock then outstanding.

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common stock outstanding during the period. The weighted average shares of common stock outstanding is based on the 9,231,737 shares of common stock outstanding immediately after the reverse recapitalization in connection with the Business Combination and assumes these shares have been outstanding as of the beginning of the earliest period presented.

For the three months ended March 31, 2021 and 2020, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 7,007,581 shares and the dilutive effect of outstanding stock options totaling 65,471 in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. Additionally, 1,000,000 earn-out shares have been excluded as they are not considered issued for accounting purposes.

7.   WARRANTS

As of March 31, 2021, there were public warrants outstanding to purchase an aggregate of 6,325,000 shares of common stock and private warrants outstanding to purchase an aggregate of 556,313 shares of common stock.

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

●	at any time while the public warrants are exercisable

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder

The private warrants are substantially similar to the public warrants except such private warrants;

●	are exercisable for cash or on a cashless basis, at the holder’s option

●	cannot be redeemed by us, so long as they are still held by the initial purchasers or their affiliates.

●	The redemption price is to be calculated as the 10-day average trading price ending one trading business day prior to the notice of redemption.

In no event will the Company be required to net cash settle either the public or the private warrants.

The Company classified the private warrants pursuant to ASC 815 as derivative liabilities with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. The Company obtained a third-party valuation of the private warrants as of March 31, 2021, which resulted in a fair value of $1,040,305. Due to fair value changes during the three months ended March 31, 2021, the Company recorded a $923,480 gain on remeasurement of warrant liabilities.

The following table presents information about the warrant liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy and the valuation inputs the Company utilized to determine fair value:

Description	Level	March 31, 2021
Warrant liabilities	2	$1,040,305

The key inputs used in valuing the warrant liabilities are as follows:

Risk-free interest rate - 0.83%

Expected life – 4.71 years

Expected volatility – 60.9%

Exercise price – $11.50

Stock price – $5.74

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or a recapitalization, reorganization, merger or consolidation.

Further, there were assumed warrants outstanding to purchase an aggregate of 126,268 shares of common stock. These warrants were classified as equity as of March 31, 2021 and December 31, 2020. The fair value of these warrants on the date of issuance was $1,279,182.

8.   COMMITMENTS AND CONTINGENCIES

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

Operating Leases

The Company adopted ASC 842 to our existing lease on January 1, 2020. The Company has elected to apply the short-term lease exception to leases of one year or less. Presently, the Company has a single twelve-month lease on its Corporate Office located at 19925 Stevens Creek Blvd., Suite 100, Cupertino, CA 95014. The monthly lease payment is approximately $1,200 and the lease was renewed on February 1, 2021 for another 12-month term.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the completion of the Business Combination, the financial statements of Reviva Pharmaceuticals, Inc are now the financial statements of the Company. Prior to the Business Combination, the Company had no operating assets but, upon consummation of the Business Combination, the business and operating assets of Reviva Pharmaceuticals, Inc. acquired by the Company became the sole business and operating assets of the Company. Accordingly, the financial statements of Reviva Pharmaceuticals, Inc. and its respective subsidiary as they existed prior to the Business Combination and reflecting the sole business and operating assets of the Company going forward, are now the financial statements of the Company.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance.

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

We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part I—Item 1A—Risk Factors of our Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2021.

Business Combination and Domestication

On December 14, 2020, Reviva Pharmaceuticals Holdings, Inc. (the “Company”), a Delaware corporation and the successor by re-domiciliation to Tenzing Acquisition Corp. (“Tenzing”), a British Virgin Islands exempted company, Tenzing Merger Subsidiary Inc., a Delaware corporation and wholly-owned subsidiary of Tenzing (“Merger Sub”), and Reviva Pharmaceuticals, Inc., a Delaware corporation (together with its consolidated subsidiary), consummated a business combination (the “Business Combination”) through the merger of Merger Sub with and into Reviva Pharmaceuticals, Inc., contemplated by the previously announced Agreement and Plan of Merger, dated as of July 20, 2020 (the “Merger Agreement”), by and among Tenzing, Merger Sub, Reviva Pharmaceuticals, Inc., and the other parties thereto. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub merged with and into Reviva Pharmaceuticals, Inc., with Reviva Pharmaceuticals, Inc. as the surviving company in the Merger and, after giving effect to such Merger, Reviva Pharmaceuticals, Inc. becoming a wholly-owned subsidiary of Reviva Pharmaceuticals Holdings, Inc. (together with its consolidated subsidiary).

Old Reviva was incorporated in the state of Delaware on May 1, 2006 and its subsidiary, Reviva Pharmaceuticals India Pvt. Ltd., was incorporated on December 23, 2014. Tenzing was formed pursuant to the laws of the British Virgin Islands on March 20, 2018.

The Business Combination was accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, Tenzing was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the holders of Old Reviva expecting to have a majority of the voting power of the post-combination company, Old Reviva senior management comprising substantially all of the senior management of the post-combination company, the relative size of Old Reviva compared to Tenzing, and Old Reviva operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of Old Reviva issuing stock for the net assets of Tenzing, accompanied by a recapitalization. The net assets of Tenzing were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Old Reviva.

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable, and our accumulated deficit as of March 31, 2021 was $59.3 million. Our net loss for the three months ended March 31, 2021 was approximately $949,000. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of March 31, 2021, we had cash of approximately $5.6 million. To fund our current operating plans, we will need to raise additional capital. Our existing cash will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities; however, we believe that our existing cash, will be sufficient to fund our current operating plans through at least December 2021. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Research and Development Expenses

We focus our resources on research and development activities, including the conduct of preclinical and clinical studies and product development and expense such costs as they are incurred. We have not historically tracked or recorded research and development expenses on a project-by-project basis, primarily because we use our employee and infrastructure resources across multiple research and development projects, and it is not practical for us to allocate such costs on a project-by-project basis. Our research and development expenses primarily consist of employee-related expenses, including deferred salaries, salaries, benefits and taxes for personnel in research and development functions.

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

** We completed the Phase 1 clinical study for RP5063 (Brilaroxazine) prior to starting the Phase 2 study in schizophrenia and schizoaffective disorder. We collected safety data for RP5063 (Brilaroxazine) in over 200 patients, including healthy subjects and patients with stable schizophrenia, acute schizophrenia and schizoaffective disorder. Generally, no separate Phase 1 study is required for conducting a Phase 2 study for an additional indication, provided the treatment doses in the Phase 2 study for an additional indication are within the range of doses tested in the previously completed Phase 1 study.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 7, 2021. Since the date of the Annual Report, there have been no material changes in our critical accounting policies.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020:

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change	Change
	2021	2020	$	%
Operating expenses
Research and development	$391,161	$271,246	119,915	44
General and administrative	1,480,967	347,031	1,133,936	327
Loss from operations	(1,872,128)	(618,277)
Gain on remeasurement of warrant liabilities	923,480	-	923,480	100
Interest expense	-	(129,885)	(129,885)	100
Interest and other income	148	-	148	100
Total other income (expense)	923,628	(129,885)
Net loss	$(949,300)	$(748,962)

Research & Development expenses

We incurred approximately $391,000 and $271,000 in research and development expenses for the three months ended March 31, 2021 and 2020, respectively. The increase of approximately $120,000, or 44%, was primarily attributable to higher salary expenditures and increased consulting and drug development costs. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General Administrative Expenses

We incurred approximately $1.5 million and $347,000 in general and administrative expenses for the three months ended March 31, 2021 and 2020, respectively. The increase of approximately $1.1 million, or 327%, was primarily attributable to $630,000 related to the increased use of consultants in connection with accounting and legal activities, $345,000 increased insurance costs, a result of increased premiums as we are now a public company and $60,000 increase in salary and related expenses for new personnel.

Interest Expense

Interest expense for the three months ended March 31, 2021 and 2020 was approximately $0 and $130,000, respectively. The decrease of $130,000 was due to all investor notes being converted immediately prior to the Business Combination.

Gain on Remeasurement of Warrant Liabilities

The gain on remeasurement of warrant liabilities of approximately $923,000 for the three months ended March 31, 2021 resulted from the decrease in calculated fair value principally as a result of the decline in stock price from Decemeber 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of approximately $5.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; and experience any delays or encounter issues with any of the above.

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

The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended March 31,		Change	Change
	2021	2020	$	%
Net cash from:
Operating activities	$(3,116,243)	$(60,662)	(3,055,581)	(5,037)
Financing activities	$-	$230,000	(230,000)	100
Net increase (decrease) in cash	$(3,116,243)	$169,338

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was approximately $3.1 million, consisting primarily of a net loss of approximately $949,000, a noncash gain related to the remeasurement of warrant liabilities of approximately $923,000 and an increase in net operating assets of approximately $1.2 million. The increase in net operating assets was primarily due to increases in prepaid expenses and accrued expenses and other liabilities, offset by decreases in accounts payable.

Net cash used in operating activities for the three months ended March 31, 2020 was approximately $61,000, consisting primarily of a net loss of approximately $749,000, offset by expense recorded of approximately $453,000 related to common stock to be issued in lieu of deferred compensation and a decrease in net operating assets of approximately $236,000. The decrease in net operating assets was due to increases in accounts payable, accrued interest and accrued expenses and other liabilities, offset by a reduction in prepaid expenses.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 of approximately $230,000 related to proceeds from the issuance of convertible promissory notes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2021, due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weaknesses

As discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 7, 2021, our management has determined that we have a material weakness in our internal control over financial reporting related to the lack of analysis for non-routine transactions and related disclosures. Refer to Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 7, 2021, for a discussion of the actions that we have previously undertaken and continue to undertake to remediate this material weakness.

Notwithstanding the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows as of the dates and for the periods presented, in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

Other than the changes intended to remediate the material weakness as discussed in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 7, 2021, there were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – Other Information

ITEM 1.    LEGAL PROCEEDINGS

We may, from time to time, become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that may be, individually or in the aggregate, material to us.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 7, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A, for the year ended December 31, 2020, as filed with the SEC on May 7, 2021, may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 7, 2021, except as noted below.

We will be impacted by new state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.

In September 2018, California enacted SB 826, requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by December 31, 2019, public company boards must have a minimum of one female director; by December 31, 2021, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors.

Additionally, on September 30, 2020, California enacted AB 979, requiring public companies with principal executive offices in California to each have at least one director from an underrepresented community based on ethnicity and sexual orientation by December 31, 2021. By December 31, 2022, each of these companies will be required to have at least two directors from such underrepresented communities if such company has more than four but fewer than nine directors, or at least three directors from underrepresented communities if the company has nine or more directors.

The current composition of our board of directors does not include a female director. In order to meet the requirements of applicable California law, we expect to onboard the requisite number of female and diverse directors. Failure to achieve designated minimum levels in a timely manner will expose us to financial penalties and reputational harm. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity quotas as required by California law (provided that such laws are not repealed before the compliance deadlines), which may cause certain investors to divert their holdings in our securities and expose us to financial penalties and/or reputational harm.

Our officers, directors, and principal stockholders exercise significant control over our Company, and will control our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our officers, directors and principal stockholders who beneficially own more than 5% of our common stock, in the aggregate, beneficially own shares representing approximately 53.12% of our outstanding capital stock as of April 15, 2021. As a result, such entities and individuals have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Exhibit
10.1++#

Employment Letter, dated as of April 14, 2021, by and between Marc Cantillon and the Company (filed as exhibit 10.1 to the Company’s Form 8-K filed on April 15, 2021, and incorporated herein by reference).

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

**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

++	Certain information in this exhibit has been omitted pursuant to Item 601(a)(6) of Regulation S-K.

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reviva Pharmaceuticals Holdings, Inc.
(Registrant)

Date: May 17, 2021	/s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	/s/ Narayan Prabhu
Narayan Prabhu
Chief Financial Officer
(Principal Financial and Accounting Officer)