Form 10-Q
period 2021-06-30
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2021-08-16
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 13,388,986.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2021	December 31, 2020
Assets
Cash	$35,800,941	$8,760,462
Prepaid expenses and other current assets	733,933	1,816

Total Assets	$36,534,874	$8,762,278

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$358,257	$1,008,046
Accrued expenses and other current liabilities	804,485	324,697
Total current liabilities	1,162,742	1,332,743
Warrant liabilities	851,160	1,963,785
Total Liabilities	2,013,902	3,296,528
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, par value of $0.0001; 115,000,000 shares authorized; 13,388,986 and 9,231,737 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	1,338	923
Additional paid-in capital	95,387,434	63,774,920
Accumulated deficit	(60,867,800)	(58,310,093)
Total stockholders’ equity	34,520,972	5,465,750

Total Liabilities and Stockholders’ Equity	$36,534,874	$8,762,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$374,329	$36,471	$765,490	$294,195
General and administrative	1,415,773	740,913	2,897,540	1,101,467
Total operating expenses	1,790,102	777,384	3,663,030	1,395,662
Loss from operations	(1,790,102)	(777,384)	(3,663,030)	(1,395,662)
Other income (expense)
Gain on remeasurement of warrant liabilities	189,146	-	1,112,626	-
Interest and other income (expense), net	(3,549)	25,004	(3,401)	25,004
Interest expense	-	(99,053)	-	(228,937)
Total other income (expense), net	185,597	(74,049)	1,109,225	(203,933)
Loss before provision for income taxes	(1,604,505)	(851,433)	(2,553,805)	(1,599,595)
Provision for income taxes	3,902	-	3,902	800
Net loss	$(1,608,407)	$(851,433)	$(2,557,707)	$(1,600,395)

Net loss per share:
Basic and diluted	$(0.12)	$(0.31)	$(0.23)	$(0.58)

Weighted average shares outstanding
Basic and diluted	12,874,961	2,768,346	10,961,449	2,768,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Three Months Ended June 30, 2021 and 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2021	9,231,737	$923	$63,774,920	$(59,259,393)	$4,516,450
Issuance of Units in public offering, net	4,133,400	413	31,497,050	-	31,497,463
Common stock issued in connection with warrant exercises	23,849	2	98,375	-	98,377
Stock-based compensation expense	-	-	17,089	-	17,089
Net loss	-	-	-	(1,608,407)	(1,608,407)
Balance, June 30, 2021	13,388,986	$1,338	$95,387,434	$(60,867,800)	$34,520,972

	Series 1,2,3,4 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2020	1,597,585	$29,069,974	2,768,346	$618	$18,644,683	$(55,275,667)	$(7,560,392)
Net loss	-	-	-	-	-	(851,433)	(851,433)
Balance, June 30, 2020	1,597,585	$29,069,974	2,768,346	$618	$18,644,683	$(56,127,100)	$(8,411,825)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Six Months Ended June 30, 2021 and 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	9,231,737	$923	$63,774,920	$(58,310,093)	$5,465,750
Issuance of Units in public offering, net	4,133,400	413	31,497,050	-	31,497,463
Common stock issued in connection with warrant exercises	23,849	2	98,375	-	98,377
Stock-based compensation expense	-	-	17,089	-	17,089
Net loss	-	-	-	(2,557,707)	(2,557,707)
Balance, June 30, 2021	13,388,986	$1,338	$95,387,434	$(60,867,800)	$34,520,972

	Series 1,2,3,4 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	1,597,585	$29,069,974	2,768,346	$618	$18,644,683	$(54,526,705)	$(6,811,430)
Net loss	-	-	-	-	-	(1,600,395)	(1,600,395)
Balance, June 30, 2020	1,597,585	$29,069,974	2,768,346	$618	$18,644,683	$(56,127,100)	$(8,411,825)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2021, and 2020

	2021	2020
Cash flows from operating activities
Net loss	$(2,557,707)	$(1,600,395)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	322
Gain on remeasurement of warrant liabilities	(1,112,626)	-
Stock-based compensation expense	17,089	-
Changes in operating assets and liabilities
Prepaid expenses	(633,739)	(7,019)
Accounts payable	(649,789)	505,603
Accrued interest	-	228,937
Accrued expenses and other current liabilities	479,788	457,157
Net cash used in operating activities	(4,456,984)	(415,395)
Cash flows from financing activities
Proceeds from issuance of Units in public offering, net	31,497,463	-
Proceeds from issuance of convertible promissory notes	-	610,000
Net cash provided by financing activities	31,497,463	610,000
Net increase in cash	27,040,479	194,605
Cash, beginning of period	8,760,462	193
Cash, end of period	$35,800,941	$194,798
Supplemental disclosures of cash flow information:
Cash paid for taxes	$1,600	$-
Deferred offering costs included in accounts payable and other accrued expenses	$134,355	$-

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The condensed consolidated balance sheet as of December 31, 2020, has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in the quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2020, which were included in our annual report on Form 10-K/A, as filed with the Securities and Exchange Commission on May 7, 2021.

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

Cash

As of June 30, 2021, the Company’s cash was maintained in demand deposit forms at two financial institutions. Deposits in financial institutions may, from time to time, exceed federally insured limits.

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

The effective tax rate for the six months ended June 30, 2021, was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. As of June 30, 2021, all unrecognized tax benefits are subject to a full valuation allowance.

Stock-based Compensation

We measured stock-based compensation based on the fair value of the share-based awards on the date of grant and recognized the related costs on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes forfeitures as they occur.

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

3.   PUBLIC OFFERING

On June 1, 2021, the Company completed a public offering (the “Offering”) of Units (each, a “Unit”), with each Unit consisting of (a) one share of common stock (or pre-funded warrant to purchase one share of common stock in lieu thereof, with an exercise price of $0.0001 per share, each a “Pre-Funded Warrant”) and (b) one warrant to purchase 0.75 of a share of our common stock, with an exercise price of $4.125 per share (each, an “Investor Warrant”). Pursuant to the Offering, the Company sold 4,133,400 Units consisting of (a) one share of common stock and (b) one Investor Warrant (inclusive the underwriter’s overallotment option of 1,200,000 of such Units), and 5,066,600 Units consisting of (a) one Pre-Funded Warrant and (b) one Investor Warrant. The Units had no stand-alone rights and were not certificated or issued as stand-alone securities. Accordingly, as result of the sale of such Units in the Offering, the Company issued in aggregate 4,133,400 shares of common stock, Pre-Funded Warrants exercisable for 5,066,600 shares of common stock, and Investor Warrants exercisable for 6,900,000 shares of common stock. The offering price was $3.75 for each Unit consisting of (a) one share of common stock and (b) one Investor Warrant, and $3.7499 for each Unit consisting of (a) one Pre-Funded Warrant and (b) one Investor Warrant. Net proceeds from the Offering were approximately $31.5 million, after underwriter discounts, commissions, legal and accounting fees, and certain other costs of approximately $3.0 million.

4.   BUSINESS COMBINATION

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

5.   EMPLOYEE BENEFIT PLAN

In 2014, Reviva Pharmaceuticals, Inc. implemented a tax deferred savings plan, commonly referred to as a 401(k) plan. Employee’s contributions are withheld from standard payroll checks and are automatically withdrawn from the Company checking account and deposited into individual employee retirement accounts a few days following each payroll period. Employees can defer or contribute the statutory legal limits. There have been no Company matching of employee contributions to the plan through June 30, 2021.

6.   CONVERTIBLE PROMISSORY NOTES

2016 Notes

From June 2016 through April 2017, the Company issued an aggregate of $4,795,088 in convertible promissory notes to various investors (the “2016 Notes”).

On January 2, 2020, there was a judgement issued by the District Court of Harris County, Texas, pursuant to an agreement reached between the Company and an investor in the 2016 Notes. Under the terms of the judgements, on December 16, 2020, the Company paid an investor in the 2016 Notes, the principal investment of $1,200,000, accrued interest of $242,236, and legal fees of $5,000. The $1,447,236 obligatory payment accrued interest at 5.5% per annum until paid, (including accrued interest of $79,840 subsequent to the judgement).

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

In addition, the Company entered into a contingent capital note agreement with certain investors for $2,000,000 on August 29, 2020. These notes were converted into 261,626 shares of the Company’s common stock on consummation of the Business Combination. The holders have no further rights under these notes.

7.   LOSS PER SHARE

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

For the three and six months ended June 30, 2021, and 2020, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 13,883,732 and 1,603,403 shares respectively and the dilutive effect of outstanding stock options totaling 146,698, and 65,471 respectively in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. Additionally, 1,000,000 earn-out shares have been excluded as they are not considered issued for accounting purposes.

8.   WARRANTS

As of June 30, 2021, there were public warrants outstanding to purchase an aggregate of 6,325,000 shares of common stock and private warrants outstanding to purchase an aggregate of 556,313 shares of common stock.

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

The Company classified the private warrants pursuant to ASC 815 as derivative liabilities with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. The Company calculated the fair value of the private warrants as of June 30, 2021 as $851,160 using Black-Scholes model. The key inputs used in the Black-Scholes calculation were, the risk-free interest rate, expected volatility, expected life, exercise price and stock price. The risk-free interest rate was estimated to be 0.76%, the expected volatility was estimated to be 65.8%, and the expected life was estimated to be 4.46 years. The exercise price was $11.50, and the stock price $4.86. Due to fair value changes during the three and six months ended June 30, 2021, the Company recorded a gain on remeasurement of warrant liabilities of $189,146 and $1,112,626, respectively.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or a recapitalization, reorganization, merger or consolidation.

Further, there were assumed warrants outstanding to purchase an aggregate of 126,268 shares of common stock. These warrants were classified as equity as of June 30, 2021, and December 31, 2020. The fair value of these warrants on the date of issuance was $1,279,182.

In connection with the Offering, the Company issued Pre-Funded Warrants exercisable for 5,066,600 shares of common stock. Total proceeds from the sale of Units including the Pre-Funded Warrants were approximately $19.0 million and the Pre-Funded Warrants are exercisable into one share of common stock at an exercise price of $0.0001 per share at any time after issuance. Additionally, in connection with the Offering, the Company issued Investor Warrants exercisable for 6,900,000 shares of common stock with an exercise price of $4.125 per share of common stock any time after issuance. The Investor Warrants expire on June 1, 2026. During the three months ended June 30, 2021, Investor Warrants for 23,849 shares of common stock were exercised  with proceeds of $98,377.  The Company has determined that as the Pre-Funded Warrants and Investor Warrants were issued at fair value in a public offering of Units with no debt funding included in the offering, the Pre-Funded Warrants and Investor Warrants should be classified as equity.

9.   STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

2006 Equity Incentive Plan

Reviva’s board of directors adopted and the stockholders approved the Reviva Pharmaceuticals, Inc. 2006 Equity Incentive Plan, effective as of August 2006. The 2006 Equity Incentive Plan provided for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Code, to Reviva’s employees, and for the grant of nonstatutory stock options, or NSOs, and restricted stock awards to Reviva’s employees, officers, directors and consultants; provided such consultants render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. As of 2016, no new grants of awards are permitted under the Reviva Pharmaceuticals, Inc. 2006 Equity Incentive Plan.

Upon the Business Combination, the Reviva Pharmaceuticals, Inc. 2006 Equity Incentive Plan was amended to change its name to the Reviva Pharmaceuticals Holdings, Inc. 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), and each outstanding option to acquire Reviva common stock (whether vested or unvested) under the 2006 Equity Incentive Plan was assumed by the Company and automatically converted into an option to acquire shares of common stock, with its price and number of shares equitably adjusted based on the conversion of the shares of common stock of Reviva  pursuant to the Merger Agreement. Pursuant to such assumption and automatic conversion, as of the consummation of the Business Combination there are outstanding options under the 2006 Equity Incentive Plan exercisable for an aggregate of 65,471 shares of Company common stock, and no new grants of awards are permitted under the 2006 Equity Incentive Plan.

2020 Equity Incentive Plan

On December 14, 2020, the Reviva Pharmaceuticals Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”) became effective. The general purpose of the 2020 Equity Incentive Plan is to provide a means whereby employees, officers, directors, consultants, advisors, or other individual service providers may develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to us, thereby advancing our interests and the interests of our stockholders.

As of June 30, 2021, the maximum number of shares of the Company’s common stock authorized for issuance under the 2020 Equity Incentive Plan is 1,384,761, subject to equitable adjustment in the event of stock splits and other capital changes (the “Share Reserve”). As of June 30, 2021, an aggregate of 1,303,534 shares of common stock remain available for future grants under the 2020 Equity Incentive Plan. The Share Reserve will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1st of the year following the year in which the effective date of the 2020 Equity Incentive Plan occurs, and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) ten percent (10%) of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year or (ii) such number of shares of common stock determined by the Company’s board of directors (the “Annual Increase”). Notwithstanding the foregoing and, subject to adjustment as provided in the 2020 Equity Incentive Plan, the maximum number of shares which may be issued in respect of Incentive Stock Options shall be equal to 461,587.

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of the fair value of stock options granted to employees, non-employee consultants and non-employee directors. During the three months ended June 30, 2021 and 2020, the Company recorded stock-based compensation of $17,089 and $0 respectively. During the six months ended June 30, 2021, and 2020, the Company recorded stock-based compensation of $17,089 and $0 respectively. As of June 30, 2021, and 2020, the Company had unrecognized stock-based compensation expense of $248,266 and $0.

Determining Fair Value

Valuation and Recognition – The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes pricing model utilizes the following assumptions:

Expected Term – Expected life of an option award is the average length of time over which the Company expects employees will exercise their options, which is based on historical experience with similar grants.

Expected Volatility - Expected volatility is based on the Company’s historical stock volatility data over the expected term of the awards.

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

Dividend Yield – The Company has not paid a dividend and does not anticipate paying a dividend in the foreseeable future.

The assumptions used in estimating the fair value of options granted in 2021 are summarized as follows:

Expected Term in years - 5.75 - 6.08

Volatility - 91.4% - 92.2%

Risk-free interest rate – 0.95% - 1.10%

Dividend Yield – 0.00%

Activity under the stock plans for the six months ending June 30, 2021, is as follows:

			Weighted
			Average
	Shares	Number of	Exercise
	available for	Options	price per
	Grant	Outstanding	share
Balance, January 1, 2021	1,384,761	65,471	$16.86
Granted	81,227	81,227	4.38
Balance, June 30, 2021	1,303,534	146,698	$9.95
Vested, June 30, 2021	—	65,471	$16.86
Vested and expected to vest, June 30, 2021	—	146,698	$9.95

Options outstanding under the stock plans are as follows as of June 30, 2021:

	Weighted
	average		Weighted
	remaining		Average
Options	contractual	Options	Exercise
Outstanding	life (years)	Exercisable	Prices
48,724	1.35	48,724	$11.89
16,747	3.44	16,747	31.33
65, 227	9.79	—	4.30
16,000	9.96	—	$4.73

146,698	6.28	65,471	$9.95

10.   COMMITMENTS AND CONTINGENCIES

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

Operating Leases

The Company adopted ASC 842 to our existing lease on January 1, 2020. The Company has elected to apply the short-term lease exception to leases of one year or less. Presently, the Company has a single twelve-month lease on its Corporate Office located at 19925 Stevens Creek Blvd., Suite 100, Cupertino, CA 95014. The monthly lease payment is approximately $1,200 and the lease was renewed on February 1, 2021, for another 12-month term.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to maintain the listing of the common stock and warrants on the Nasdaq Capital Market;

●	our ability to grow and manage growth economically;

●	our ability to retain key executives and medical and science personnel;

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

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable, and our accumulated deficit as of June 30, 2021, was $60.9 million. Our net loss for the six months ended June 30, 2021, was approximately $2.6 million. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of June 30, 2021, we had cash of approximately $35.8 million. To fund our current operating plans, we will need to raise additional capital. Our existing cash will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities, however, we believe that our existing cash, will be sufficient to fund our current operating plans through at least September 2022. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Results of Operations

Comparison of the three months ended June 30, 2021, and 2020:

The following table summarizes our results of operations for the three months ended June 30, 2021, and 2020:

	Three Months Ended June 30,		Change	Change
	2021	2020	$	%
Operating expenses
Research and development	$374,329	$36,471	337,858	926
General and administrative	1,415,773	740,913	674,860	91
Loss from operations	1,790,102	777,384
Gain on remeasurement of warrant liabilities	189,146	-	189,146	100
Interest expense	-	(99,053)	99,053	(100)
Interest and other income (expense), net	(3,549)	25,004	(28,553)	(114)
Total other income (expense)	185,597	(74,049)
Loss before provision for income taxes	(1,604,505)	(851,433)
Provision for income taxes	3,902	-	3,902	100
Net loss	$(1,608,407)	$(851,433)

Research & Development expenses

We incurred approximately $374,000 and $36,000 in research and development expenses for the three months ended June 30, 2021, and 2020, respectively. The increase of approximately $338,000, or 926%, was primarily attributable to higher salary expenditures and increased consulting and drug development costs. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General Administrative Expenses

We incurred approximately $1.4 million and $741,000 in general and administrative expenses for the three months ended June 30, 2021, and 2020, respectively. The increase of $675,000, or 91%, was primarily attributable to an increase in salaries by $325,000, increase in insurance costs by $344,000 as a result of increase in premiums as we are now a public company, offset by a reduction in legal and other fees and gain on revaluation of warrants.

Interest Expense

Interest expense for the three months ended June 30, 2021, and 2020 was approximately $0 and $99,000, respectively. The decrease was due to all investor notes being converted immediately prior to the Business Combination.

Gain on Remeasurement of Warrant Liabilities

The gain on remeasurement of warrant liabilities of approximately $189,000 for the three months ended June 30, 2021, resulted from the decrease in calculated fair value principally as a result of the decline in stock price from March 31, 2021.

Comparison of the six months ended June 30, 2021, and 2020:

The following table summarizes our results of operations for the six months ended June 30, 2021, and 2020:

	Six Months Ended June 30,		Change	Change
	2021	2020	$	%
Operating expenses
Research and development	$765,490	$294,195	471,295	160
General and administrative	2,897,540	1,101,467	1,796,073	163
Loss from operations	3,663,030	1,395,662
Gain on remeasurement of warrant liabilities	1,112,626	-	1,112,626	100
Interest expense	-	(228,937)	228,937	(100)
Interest and other income (expense), net	(3,401)	25,004	(28,405)	(114)
Total other income (expense)	1,109,225	(203,933)
Loss before provision for income taxes	(2,553,805)	(1,599,595)
Provision for income taxes	3,902	800	3,102	388
Net loss	$(2,557,707)	$(1,600,395)

Research & Development expenses

We incurred approximately $765,000 and $294,000 in research and development expenses for the six months ended June 30, 2021, and 2020, respectively. The increase of approximately $471,000 or 160%, was primarily attributable to higher salary expenditures and increased consulting and drug development costs. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General Administrative Expenses

We incurred approximately $2.9 million and $1.1 million in general and administrative expenses for the six months ended June 30, 2021, and 2020, respectively. The increase of approximately $1.8 million, or 163%, was primarily attributable to $469,000 related to the increased use of consultants in connection with accounting and legal activities, increase in insurance costs by $687,000 as a result of increase in premiums as we are now a public company and $405,000 increase in salary and related expenses for new personnel.

Interest Expense

Interest expense for the six months ended June 30, 2021, and 2020 was approximately $0 and $229,000, respectively. The decrease was due to all investor notes being converted immediately prior to the Business Combination.

Gain on Remeasurement of Warrant Liabilities

The gain on remeasurement of warrant liabilities of approximately $1.1 million for the six months ended June 30, 2021, resulted from the decrease in calculated fair value principally as a result of the decline in stock price from December 31, 2020.

Liquidity and Capital Resources

On June 1, 2021, we completed a public offering (the “Offering”) of Units (each, a “Unit”), with each Unit consisting of (a) one share of common stock (or pre-funded warrant to purchase one share of common stock in lieu thereof, with an exercise price of $0.0001 per share, each a “Pre-Funded Warrant”) and (b) one warrant to purchase 0.75 of a share of our common stock, with an exercise price of $4.125 per share (each, an “Investor Warrant”). Pursuant to the Offering, we sold 4,133,400 Units consisting of (a) one share of common stock and (b) one Investor Warrant (inclusive the underwriter’s overallotment option of 1,200,000 of such Units), and 5,066,600 Units consisting of (a) one Pre-Funded Warrant and (b) one Investor Warrant. The Units had no stand-alone rights and were not certificated or issued as stand-alone securities. Accordingly, as result of the sale of such Units in the Offering, we issued in aggregate 4,133,400 shares of common stock, Pre-Funded Warrants exercisable for 5,066,600 shares of common stock, and Investor Warrants exercisable for 6,900,000 shares of common stock. The offering price was $3.75 for each Unit consisting of (a) one share of common stock and (b) one Investor Warrant, and $3.7499 for each Unit consisting of (a) one Pre-Funded Warrant and (b) one Investor Warrant. Net proceeds from the Offering were approximately $31.5 million, after underwriter discounts, commissions, legal and accounting fees, and certain other costs of approximately $3.0 million

As of June 30, 2021, we had cash of approximately $35.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; and experience any delays or encounter issues with any of the above.

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

The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended June 30,		Change	Change
	2021	2020	$	%
Net cash provided (used) from:
Operating activities	$(4,456,984)	$(415,395)	(4,041,589)	973
Financing activities	31,497,463	610,000	30,887,463	5,064
Net increase in cash	$27,040,479	$194,605

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021, was approximately $4.5 million, consisting primarily of a net loss of approximately $2.6 million, a noncash gain related to the remeasurement of warrant liabilities of approximately $1.1 million and an increase in net operating assets of approximately $800,000. The increase in net operating assets was primarily due to increases in prepaid expenses and decreases in accounts payable, offset by increases in accrued expenses and other liabilities.

Net cash used in operating activities for the six months ended June 30, 2020, was approximately $415,000, consisting primarily of a net loss of approximately $1.6 million, offset by shares of common stock issued in lieu of deferred compensation of approximately $468,000, and a decrease in other net operating assets of approximately $717,000. The decrease in net operating assets was due to increases in accounts payable, accrued interest and accrued expenses and other liabilities, offset by a minor reduction in prepaid expenses.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021, of approximately $31.5 million related to proceeds from the Offering. Net cash provided by financing activities for the six months ended June 30, 2020, of $610,000 related to proceeds from the issuance of convertible promissory notes.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2021, due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 7, 2021, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 17, 2021, which could materially affect our business, financial condition or future results. The risks described in such filings may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 7, 2021, or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 17, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Exhibit
4.1*	Form of Investor Warrant

4.2*	Form of Pre-Funded Warrant

4.3*	Warrant Agency Agreement, dated as of June 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company

10.1++#

Employment Letter, dated as of April 14, 2021, by and between Marc Cantillon and the Company (filed as exhibit 10.1 to the Company’s Form 8-K filed on April 15, 2021, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed herewith.

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

Reviva Pharmaceuticals Holdings, Inc.
(Registrant)

Date: August 16, 2021	/s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	/s/ Narayan Prabhu
Narayan Prabhu
Chief Financial Officer
(Principal Financial and Accounting Officer)