Form 10-Q
period 2021-09-30
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2021-11-15
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 13,982,286.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2021	2020

Assets
Cash	$33,491,616	$8,760,462
Prepaid expenses and other current assets	402,316	1,816
Total Assets	$33,893,932	$8,762,278

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$420,783	$1,008,046
Accrued expenses and other current liabilities	552,917	324,697
Total current liabilities	973,700	1,332,743
Warrant liabilities	650,886	1,963,785
Total Liabilities	1,624,586	3,296,528

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, par value of $0.0001; 115,000,000 shares authorized; 13,388,986 and 9,231,737 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	1,338	923
Additional paid-in capital	95,415,024	63,774,920
Accumulated deficit	(63,147,016)	(58,310,093)
Total stockholders' equity	32,269,346	5,465,750
Total Liabilities and Stockholders' Equity	$33,893,932	$8,762,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$1,423,359	$955	$2,188,849	$295,150
General and administrative	1,053,481	511,336	3,951,021	1,612,803
Total operating expenses	2,476,840	512,291	6,139,870	1,907,953
Loss from operations	(2,476,840)	(512,291)	(6,139,870)	(1,907,953)
Other income (expense)
Gain on remeasurement of warrant liabilities	200,273	—	1,312,899	—
Interest and other income (expense), net	(547)	—	(3,948)	25,004
Interest expense	—	(146,250)	—	(375,187)
Total other income (expense), net	199,726	(146,250)	1,308,951	(350,183)
Loss before provision for income taxes	(2,277,114)	(658,541)	(4,830,919)	(2,258,136)
Provision for income taxes	2,102	547	6,004	1,347
Net loss	$(2,279,216)	$(659,088)	$(4,836,923)	$(2,259,483)

Net loss per share:
Basic and diluted	$(0.12)	$(0.24)	$(0.36)	$(0.82)

Weighted average shares outstanding
Basic and diluted	18,455,586	2,775,127	13,554,548	2,770,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Three Months Ended September 30, 2021 and 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Three Months Ended September 30, 2021	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at June 30, 2021	13,388,986	$1,338	$95,387,434	$(60,867,800)	$34,520,972
Stock-based compensation expense	—	—	27,590	—	27,590
Net loss	—	—	—	(2,279,216)	(2,279,216)
Balance at September 30, 2021	13,388,986	$1,338	$95,415,024	$(63,147,016)	$32,269,346

	Series 1,2,3,4 Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
Three Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2020	1,597,585	$29,069,974	2,768,346	$618	$18,644,683	$(56,127,100)	$(8,411,825)
Issuance of common stock in lieu of deferred compensation	—	—	38,992	25	424,075	—	424,100
Net loss	—	—	—	—	—	(659,088)	(659,088)
Balance at September 30, 2020	1,597,585	$29,069,974	2,807,338	$643	$19,068,758	$(56,786,188)	$(8,646,813)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Nine Months Ended September 30, 2021 and 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Nine Months Ended September 30, 2021	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	9,231,737	$923	$63,774,920	$(58,310,093)	$5,465,750
Issuance of Units in public offering, net	4,133,400	413	31,497,050	—	31,497,463
Common stock issued in connection with warrant exercises	23,849	2	98,375	—	98,377
Stock-based compensation expense	—	—	44,679	—	44,679
Net loss	—	—	—	(4,836,923)	(4,836,923)
Balance at September 30, 2021	13,388,986	$1,338	$95,415,024	$(63,147,016)	$32,269,346

	Series 1,2,3,4
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders' Equity
Nine Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	1,597,585	$29,069,974	2,768,346	$618	$18,644,683	$(54,526,705)	$(6,811,430)
Issuance of common stock in lieu of deferred compensation	—	—	38,992	25	424,075	—	424,100
Net loss	—	—	—	—	—	(2,259,483)	(2,259,483)
Balance at September 30, 2020	1,597,585	$29,069,974	2,807,338	$643	$19,068,758	$(56,786,188)	$(8,646,813)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2021, and 2020

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(4,836,923)	$(2,259,483)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	—	484
Change in fair value of warrant liabilities	(1,312,899)	1,125,189
Stock-based compensation expense	44,679	—
Changes in operating assets and liabilities:
Deferred cost	—	(1,680,954)
Prepaid expenses	(302,123)	—
Accounts payable	(587,263)	1,236,556
Accrued interest	—	228,937
Accrued expenses and other current liabilities	228,220	218,236
Net cash used in operating activities	(6,766,309)	(1,131,035)
Cash flows from financing activities
Issuance of common stock in lieu of deferred compensation	—	424,100
Proceeds from issuance of Units in public offering, net	31,497,463	—
Proceeds from issuance of convertible promissory notes	—	1,060,000
Net cash provided by financing activities	31,497,463	1,484,100
Net increase (decrease) in cash	24,731,154	353,065
Cash, beginning of period	8,760,462	193
Cash, end of period	$33,491,616	$353,258

Supplemental disclosures of cash flow information:
Cash paid for taxes	$2,400	$—
Deferred offering costs included in accounts payable and other accrued expenses	$—	$—

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

For the three and nine months ended September 30, 2021, and 2020, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 13,883,732 and 1,603,403 shares respectively and the dilutive effect of outstanding stock options totaling 146,698, and 65,471 respectively in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. Additionally, 1,000,000 earn-out shares have been excluded as they are not considered issued for accounting purposes.

6.   WARRANTS

As of September 30, 2021, there were public warrants outstanding to purchase an aggregate of 6,325,000 shares of common stock and private warrants outstanding to purchase an aggregate of 556,313 shares of common stock.

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

The Company classified the private warrants pursuant to ASC 815 as derivative liabilities with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. The Company calculated the fair value of the private warrants as of September 30, 2021 as $650,886 using Black-Scholes model. The key inputs used in the Black-Scholes calculation were, the risk-free interest rate, expected volatility, expected life, exercise price and stock price. The risk-free interest rate was estimated to be 0.80%, the expected volatility was estimated to be 69.1%, and the expected life was estimated to be 4.21 years. The exercise price was $11.50, and the stock price $4.07. Due to fair value changes during the three and nine months ended September 30, 2021, the Company recorded a gain on remeasurement of warrant liabilities of $200,273 and $1,312,899, respectively.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or a recapitalization, reorganization, merger or consolidation.

Further, there were assumed warrants outstanding to purchase an aggregate of 126,268 shares of common stock. These warrants were classified as equity as of September 30, 2021, and December 31, 2020. The fair value of these warrants on the date of issuance was $1,279,182.

In connection with the Offering, the Company issued Pre-Funded Warrants exercisable for 5,066,600 shares of common stock. Total proceeds from the sale of Units including the Pre-Funded Warrants were approximately $19.0 million and the Pre-Funded Warrants are exercisable into one share of common stock at an exercise price of $0.0001 per share at any time after issuance. Additionally, in connection with the Offering, the Company issued Investor Warrants exercisable for 6,900,000 shares of common stock with an exercise price of $4.125 per share of common stock any time after issuance. The Investor Warrants expire on June 1, 2026. During the three and nine months ended September 30, 2021, Investor Warrants for 0 and 23,849 shares of common stock were exercised with proceeds of $0 and $98,377, respectively. The Company has determined that as the Pre-Funded Warrants and Investor Warrants were issued at fair value in a public offering of Units with no debt funding included in the offering, the Pre-Funded Warrants and Investor Warrants should be classified as equity.

7.   STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of the fair value of stock options granted to employees, non-employee consultants and non-employee directors. During the three months ended September 30, 2021 and 2020, the Company recorded stock-based compensation of $27,590 and $0 respectively. During the nine months ended September 30, 2021, and 2020, the Company recorded stock-based compensation of $44,679 and $0 respectively. As of September 30, 2021, and 2020, the Company had unrecognized stock-based compensation expense of $220,676 and $0.

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

The assumptions used in estimating the fair value of options granted in 2021 are summarized as follows:

Expected Term in years - 5.75 - 6.08

Volatility - 91.4% - 92.2%

Risk-free interest rate – 0.95% - 1.10%

Dividend Yield – 0.00%

Activity under the stock plans for the nine months ending September 30, 2021, is as follows:

	Shares available for Grant	Number of Options Outstanding	Weighted Average Exercise price per share
Balance, January 1, 2020	1,384,761	65,471	$16.86
Granted	81,227	81,227	$4.38
Balance, September 30, 2021	1,303,534	146,698	$9.95
Vested, September 30, 2021	—	65,471	$16.86
Vested and expected to vest, September 30, 2021	—	146,698	$9.95

Options outstanding under the stock plans are as follows as of September 30, 2021:

Options Outstanding	Weighted average remaining contractual life (years)	Options Exercisable	Weighted Average Exercise Prices
48,724	1.10	48,724	$11.89
16,747	3.19	16,747	$31.33
65,227	9.54	—	$4.30
16,000	9.71	—	$4.73
146,698	6.03	65,471	$9.95

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

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable, and our accumulated deficit as of September 30, 2021, was $63.1 million. Our net loss for the nine months ended September 30, 2021, was approximately $4.8 million. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of September 30, 2021, we had cash of approximately $33.5 million. To fund our current operating plans, we will need to raise additional capital. Our existing cash will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities, however, we believe that our existing cash, will be sufficient to fund our current operating plans through at least December 2022. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Results of Operations

Comparison of the three months ended September 30, 2021, and 2020:

The following table summarizes our results of operations for the three months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Change	Change
	2021	2020	$	%
Operating expenses
Research and development	$1,423,359	$955	1,422,404	148,943
General and administrative	1,053,481	511,336	542,145	106
Loss from operations	2,476,840	512,291
Gain on remeasurement of warrant liabilities	200,273	—	200,273	100
Interest and other income (expense), net	(547)	—	(547)	100
Interest expense	—	(146,250)	146,250	(100)
Total other income (expense), net	199,726	(146,250)
Loss before provision for income taxes	(2,277,114)	(658,541)
Provision for income taxes	2,102	547	1,555	284
Net loss	$(2,279,216)	$(659,088)

Research & Development expenses

We incurred approximately $1.4 million and $1,000 in research and development expenses for the three months ended September 30, 2021, and 2020, respectively. The increase of approximately $1,422,000, or 148,943%, was primarily attributable to higher drug development costs, salary expenditures and increased consulting costs. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General Administrative Expenses

We incurred approximately $1.1 million and $511,000 in general and administrative expenses for the three months ended September 30, 2021, and 2020, respectively. The increase of $542,000, or 106%, was primarily attributable to an increase in salaries by $214,000, increase in insurance costs by $344,000 as a result of increase in premiums as we are now a public company

Interest Expense

Interest expense for the three months ended September 30, 2021, and 2020 was approximately $0 and $146,000, respectively. The decrease was due to all investor notes being converted immediately prior to the Business Combination.

Gain on Remeasurement of Warrant Liabilities

The gain on remeasurement of warrant liabilities of approximately $200,000 for the three months ended September 30, 2021, resulted from the decrease in calculated fair value principally as a result of the decline in stock price from June 30, 2021.

Comparison of the nine months ended September 30, 2021, and 2020:

The following table summarizes our results of operations for the nine months ended September 30, 2021, and 2020:

	Nine Months Ended September 30,		Change	Change
	2021	2020	$	%
Operating expenses
Research and development	$2,188,849	$295,150	1,893,699	642
General and administrative	3,951,021	1,612,803	2,338,218	145
Loss from operations	6,139,870	1,907,953
Gain on remeasurement of warrant liabilities	1,312,899	—	1,312,899	100
Interest and other income (expense), net	(3,948)	25,004	(28,952)	(116)
Interest expense	—	(375,187)	375,187	(100)
Total other income (expense), net	1,308,951	(350,183)
Loss before provision for income taxes	(4,830,919)	(2,258,136)
Provision for income taxes	6,004	1,347	4,657	346
Net loss	$(4,836,923)	$(2,259,483)

Research & Development expenses

We incurred approximately $2.2 million and $295,000 in research and development expenses for the nine months ended September 30, 2021, and 2020, respectively. The increase of approximately $1,894,000 or 642%, was primarily attributable to higher drug development costs, salary expenditures and increased consulting costs. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General Administrative Expenses

We incurred approximately $4.0 million and $1.6 million in general and administrative expenses for the nine months ended September 30, 2021, and 2020, respectively. The increase of approximately $2.3 million, or 145%, was primarily attributable to $832,000 related to the increased use of consultants in connection with accounting and legal activities, increase in insurance costs by $1,031,000 as a result of increase in premiums as we are now a public company and $763,000 increase in salary and related expenses for new personnel.

Interest Expense

Interest expense for the nine months ended September 30, 2021, and 2020 was approximately $0 and $375,000, respectively. The decrease was due to all investor notes being converted immediately prior to the Business Combination.

Gain on Remeasurement of Warrant Liabilities

The gain on remeasurement of warrant liabilities of approximately $1.3 million for the nine months ended September 30, 2021, resulted from the decrease in calculated fair value principally as a result of the decline in stock price from December 31, 2020.

Liquidity and Capital Resources

On June 1, 2021, we completed a public offering (the “Offering”) of Units (each, a “Unit”), with each Unit consisting of (a) one share of common stock (or pre-funded warrant to purchase one share of common stock in lieu thereof, with an exercise price of $0.0001 per share, each a “Pre-Funded Warrant”) and (b) one warrant to purchase 0.75 of a share of our common stock, with an exercise price of $4.125 per share (each, an “Investor Warrant”). Pursuant to the Offering, we sold 4,133,400 Units consisting of (a) one share of common stock and (b) one Investor Warrant (inclusive the underwriter’s overallotment option of 1,200,000 of such Units), and 5,066,600 Units consisting of (a) one Pre-Funded Warrant and (b) one Investor Warrant. The Units had no stand-alone rights and were not certificated or issued as stand-alone securities. Accordingly, as result of the sale of such Units in the Offering, we issued in aggregate 4,133,400 shares of common stock, Pre-Funded Warrants exercisable for 5,066,600 shares of common stock, and Investor Warrants exercisable for 6,900,000 shares of common stock. The offering price was $3.75 for each Unit consisting of (a) one share of common stock and (b) one Investor Warrant, and $3.7499 for each Unit consisting of (a) one Pre-Funded Warrant and (b) one Investor Warrant. Net proceeds from the Offering were approximately $31.5 million, after underwriter discounts, commissions, legal and accounting fees, and certain other costs of approximately $3.0 million

As of September 30, 2021, we had cash of approximately $33.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; and experience any delays or encounter issues with any of the above.

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

The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended September 30,		Change	Change
	2021	2020	$	%
Net cash provided by (used in)
Operating activities	$(6,766,309)	$(1,131,035)	(5,635,274)	498
Financing activities	31,497,463	1,484,100	30,013,363	2,022
Net increase in cash	$24,731,154	$353,065

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021, was approximately $6.8 million, consisting primarily of a net loss of approximately $4.8 million, a noncash gain related to the remeasurement of warrant liabilities of approximately $1.3 million and an increase in net operating assets of approximately $700,000. The increase in net operating assets was primarily due to increases in prepaid expenses and decreases in accounts payable, offset by increases in accrued expenses and other liabilities.

Net cash used in operating activities for the nine months ended September 30, 2020, was approximately $1.1 million, consisting primarily of a net loss of approximately $2.3 million, offset by a noncash expense of approximately $1.1 million related to the issuance of contingent warrants, and an increase in other net operating assets of approximately $3,000. The increase in net operating assets was due to increases in accounts payable, accrued interest and accrued expenses and other liabilities, offset by a decrease in deferred cost.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021, of approximately $31.5 million related to proceeds from the Offering. Net cash provided by financing activities for the nine months ended September 30, 2020, of approximately $353,000 related to proceeds from the issuance of convertible promissory notes of approximately $1.1 million and the issuance of common stock in lieu of deferred compensation of approximately $424,000.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2021, due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 7, 2021, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, as filed with the SEC on August 16, 2021, which could materially affect our business, financial condition or future results. The risks described in such filings may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

Reviva Pharmaceuticals Holdings, Inc.
(Registrant)

Date: November 15, 2021	/s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	/s/ Narayan Prabhu
Narayan Prabhu
Chief Financial Officer
(Principal Financial and Accounting Officer)