Form 10-K
period 2021-12-31
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2022-03-15
CIK 1742927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021 as reported by the Nasdaq Global Market on such date, was approximately $41.4 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 10, 2022 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 15,133,286.

DOCUMENTS INCORPORATED BY REFERENCE

None.

REVIVA PHARMCEUTICALS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

●	the possibility that our products in development succeed in or fail clinical trials or are not approved by the U.S. Food and Drug Administration or other applicable authorities;

●	the possibility that we could be forced to delay, reduce or eliminate our planned clinical trials or development programs;

●	our ability to obtain approval from regulatory agents in different jurisdictions for our current or future product candidates;

●	changes in applicable laws or regulations;

●	changes to our relationships within the pharmaceutical ecosystem;

●	our current and future capital requirements to support our development and commercialization efforts and our ability to satisfy our capital needs;

●	the accuracy of our estimates regarding expenses and capital requirements, including estimated costs of our clinical studies.

●	our limited operating history;

●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;

●	changes in the markets that we target;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our exposure to any liability, protracted and costly litigation or reputational damage relating to data security;

●	our ability to develop and maintain effective internal controls; and

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

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

PART I

ITEM 1. BUSINESS

All references in this report to “Reviva,” the “Company,” “we,” “us,” or “our” mean Reviva Pharmaceuticals Holdings, Inc. and its subsidiaries unless we state otherwise, or the context otherwise indicates.

Company Overview

We are a clinical-stage biopharmaceutical company that discovers, develops, and seeks to commercialize next-generation therapeutics for diseases representing significant unmet medical needs and burden to society, patients, and their families. Our current pipeline focuses on the central nervous system, respiratory, and metabolic diseases. We use a chemical genomics driven technology platform and proprietary chemistry to develop new medicines. Our pipeline currently has two drug candidates, RP5063 (brilaroxazine) and RP1208. Both are new chemical entities discovered in-house. We have been granted composition of matter patents for both RP5063 and RP1208 in the United States (U.S.), Europe, and several other countries.

Our lead drug candidate, RP5063, is ready for continued clinical development for multiple neuropsychiatric indications. These include schizophrenia, bipolar disorder (BD), major depressive disorder (MDD), attention–deficit/hyperactivity disorder (ADHD), behavioral and psychotic symptoms of dementia or Alzheimer’s disease (BPSD), and Parkinson’s disease psychosis. Furthermore, RP5063 is also ready for clinical development for two respiratory indications — pulmonary arterial hypertension (PAH) and idiopathic pulmonary fibrosis (IPF). The U.S. Food and Drug Administration (FDA) has granted Orphan Drug designation to RP5063 for the treatment of PAH in November 2016 and IPF in April 2018.

On January 10, 2022, the FDA notified us that we may proceed with our Phase 3 trial for RP5063. On February 1, 2022, we announced that the first patients have been dosed in our Phase 3 RECOVER trial to assess RP5063 for the treatment of subjects with an acute exacerbation of schizophrenia. RECOVER is a global Phase 3, randomized, double-blind, placebo-controlled, multicenter study designed to assess the safety and efficacy of RP5063 in approximately 400 patients with acute schizophrenia compared to placebo.

Our primary focus is to complete the clinical development of RP5063 for the treatment of acute and maintenance schizophrenia.

Subject to the receipt of additional financing, we may also continue the clinical development of RP5063 for the treatment of BD, MDD, ADHD, BPSD, PDP, PAH and IPF. Moreover, subject to the receipt of additional financing, we may also advance the development of our second drug candidate, RP1208, for the treatment of depression and obesity.

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

About RP5063

Our RP5063 drug candidate is a novel, multimodal serotonin (5HT), dopamine (DA), and nicotinic receptor modulator. Our compound displays a high affinity for 5HT2A/2B//7 and DA2/3/4 receptors and a moderate affinity for nicotinic (nACh- α4β2) receptors (Rajagopal et al., 2017). The binding affinity of RP5063 to dopamine and serotonin sub-receptors in radioligand binding assays is the following (Ki, nM): dopamine D2S (0.28), D2L (0.45), D3 (3.7), and D4.4 (6.0); Serotonin 5HT1A (1.5), 5-HT2A (2.5), 5-HT2B (0.19), 5-HT2C (39), 5-HT6 (51), and 5-HT7 (2.7). RP5063 displayed moderate binding affinity to nicotine- nAChR, α4β2 (Ki = 36.3 nM).

Radioactive and non-radioactive studies in rat and dog show that the gastrointestinal tract completely absorbs orally administered RP5063-related material, with acceptable bioavailability in rat (22%) and dog (85%) animal models. Exposure to RP5063 increased in a dose-dependent manner. Once absorbed, RP5063 rapidly and extensively distributes into various tissues. Noteworthy is the brain with a brain:plasma ratio of ~3.5, despite high plasma protein binding (>99%) characteristics. Rat and dog hepatocytes rapidly metabolize RP5063; however, human hepatocytes metabolize this compound more slowly. This finding suggests that RP5063 will show a low clearance in humans. We believe the risk of RP5063 inducing or inhibiting cytochrome P450 (CYP) at anticipated pharmacologically relevant concentrations in humans is low. Hepatic metabolism via the cytochrome P450s is the primary route of elimination with CYP3A4/5, undertaking most of the metabolism (69%), a small contribution from CYP2D6 (17%) and minor contributions by other cytochromes including extra-hepatic CYP2J2. Two metabolites in human plasma and urine display no pharmacological activity. We believe there is a low risk of inhibition and induction of human cytochromes by RP5063 at expected plasma concentrations clinically.

A full battery of regulatory compliant toxicology and safety pharmacology studies is complete. We believe the results from these tests support the chronic administration of RP5063 in clinical trials. We believe the completed safety pharmacology and toxicology studies report several significant safety findings. These include (1) RP5063 is neither genotoxic nor clastogenic, (2) it does not affect the function of cardiovascular (QT interval or blood pressure) or respiratory systems, and (3) it is not phototoxic in the 3T3 in vitro assay.

DEVELOPMENT OF RP5063 FOR NEUROPSYCHIATRIC DISEASES

RP5063 Development for Schizophrenia

Schizophrenia is a complex, chronic, and debilitating psychiatric syndrome. As presented in 2020, the Schizophrenia and Related Disorders Alliance of America (“SARDAA”) estimates schizophrenia can be found in approximately 1.1% of the world’s population, regardless of racial, ethnic, or economic background, with approximately 3.5 million people diagnosed in the U.S. It is a complex disease involving a mix of positive and negative symptoms, along with mood disorder and cognitive impairment. While the pathology of schizophrenia is not yet fully understood, scientists implicate the dysregulation or disruption of both dopaminergic and serotonergic functions in the development of this condition. The dysregulation of serotonergic function in the brain also contributes to schizoaffective disorders, such as bipolar, major depression, and mania. Thus, the optimal treatment for schizophrenia may not rely solely on dopamine blockade. Hypothetically, it may also include the stabilization of both the dopaminergic and serotonergic systems in the brain.

Current pharmacologic treatment involves antipsychotic therapy. There are two types of antipsychotics, typical and atypical agents. Tolerability issues (e.g., neuroleptic side effects with typical agents; metabolic and cardiovascular problems with atypical medications) limit compliance and the effectiveness of both classes of medications. Hence, compliance is poor. We estimate, pursuant to a review of multiple peer reviewed articles published between 1998 and 2015, discontinuation rates of 30 – 50% in the short-term management of acute patients and 42 – 74% in the long-term treatment. Also, both classes of antipsychotics fail to provide a broad spectrum of efficacy across the major symptoms or comorbidities of schizophrenia. Thus, we believe the optimal treatment of schizophrenia requires new compounds with broader efficacy, and better safety, tolerability and compliance profiles.

We believe the majority of the FDA approved antipsychotics in the last two decades block dopamine (D) and serotonin (5HT) receptors, particularly D2 and 5HT2A receptors. RP5063 possesses a potent binding and functional activity for both D2 and 5HT2A receptors. We believe these targets are critical for treating schizophrenia. In addition, RP5063 has potent activities for D4, 5HT1A, 5HT2B and 5HT7 receptors implicated as targets for conditions associated with schizophrenia such as negative symptoms, mood symptoms (e.g., depression, anxiety) and cognitive impairment. RP5063 also exerts a moderate activity for nicotinic (nAChR, α4β2) receptor, implicated as a target for comorbid conditions in schizophrenia depression and cognitive impairment.

Preclinical studies define the activity, pharmacokinetic, and safety profiles of RP5063 in animals. Rodent models of pharmacologic-induced behaviors associated with schizophrenia have demonstrated that RP5063 attenuates both psychosis and cognitive symptoms.

We have completed a clinical Phase 1a study in healthy subjects, a Phase 1b study in stable schizophrenia patients, and a Phase 2 study in acute schizophrenia and schizoaffective patients. We are currently focusing our efforts on our Phase 3 RECOVER trial to assess RP5063 for the treatment of subjects with an acute exacerbation of schizophrenia.

RP5063 Phase 1 Clinical Study in Stable Schizophrenia

Phase 1a and 1b studies have defined the initial clinical experience with RP5063. The first-in-human study Phase 1a involved a single-dose ascending study of 24 individuals. Initially, it examined patient cohorts receiving individual doses of 10 and 15 mg fasting; this was followed by a food-effect investigation (food versus fasting, crossover), with a 15 mg dose (Figure 1a). The multiple-dose Phase 1b study examined doses of 10, 20, 50, and 100 mg given with food over ten days in 32 randomized patients (Figure 1b). Collectively, these studies characterized the initial safety and pharmacokinetic profiles in normal healthy volunteers (Caucasian or Japanese men, 20 – 45 years) and stable patients with schizophrenia (18 – 65 years, chronic, all types with Total Positive and Negative Syndrome Scale (PANSS) score < 90 points). RP5063 displayed a dose-dependent Cmax at 4 to 6 h, linear dose proportionality for both Cmax and AUC, and a half-life between 40 and 71 h. In the single-dose study, food slightly increased the extent of drug absorption. In the multiple-dose study, drug concentrations approached steady-state after 120 h (5 days) of daily dosing. Pooled data in the single-dose study indicate that the pharmacokinetic profile appeared to be comparable between Caucasians and Japanese. Study data have suggested a straightforward pharmacokinetic profile for RP5063 that we believe supports once-daily dosing as an orally administered agent for Phase 2 and Phase 3 evaluation.

Figure 1. RP5063 Phase 1 Clinical Studies, Pharmacokinetics in Healthy Subjects and Stable Schizophrenia Patients

1A. Single-dose pharmacokinetics profile of RP5063 (15 mg) in healthy subjects	1B. Multiple-dose pharmacokinetics profile of RP5063 (10, 20, 50 or 100 mg/day) in stable schizophrenia patients for 10 days

As the multiple-dose study included patients with stable schizophrenia, the data from this study provided an early assessment of the pharmacodynamics behavior and activity of RP5063 in this population. Notable were the results of secondary analyses to explore Positive and Negative Syndrome Scale (“PANSS”) observations relevant to the effect of RP5063 on positive symptoms, and Trails A and B tests to assess the effect on cognition, respectively. Pooled analysis of patients with PANSS scores ≥50 at baseline showed a statistically significant reduction in positive symptoms subscale scores (Figure 2a). Furthermore, study analysis identified favorable trends in reducing PANSS total scores from baseline and in the General Psychopathology Score from baseline vs. placebo. Similarly, a pooled analysis of Trails A and B scores from baseline to day 16 showed favorable trends in the improvement of cognition in the RP5063 treatment groups vs. placebo.

Figure 2. RP5063 Efficacy in the Phase 1B Clinical Study in Stable Schizophrenia Patients

2A. A decrease in positive symptoms in stable schizophrenia patients (PANSS positive data)	2B. An improvement in cognition in stable schizophrenia patients (Trails A and B data)
●PANSS Baseline scores for sub-analysis: >50 ●Pooled data of RP5063 (10-100mg/day), N=19	●PANSS Baseline scores: 39-69 ●Pooled data of RP5063 (10-100mg/day), N=32

The Phase 1b study in stable schizophrenia patients found that RP5063 appears to be generally well-tolerated at doses ranging from 10 – 100 mg administered once daily over ten days. Most adverse events were mild and occurred at the higher doses 50mg and 100 mg. Notable was the lack of clinically significant changes in glucose or prolactin levels, lipid profiles, and weight or ECG findings. A pharmacodynamic analysis of the multiple-dose Phase 1b study data provided early insight regarding the clinical activity of RP5063 relevant to psychosis, along with mood and cognitive comorbidities, in patients with stable schizophrenia. Although we believe the Phase 1b study safety and efficacy findings are encouraging, it is important to recognize its power limitations due to the relatively small sample size.

RP5063 Phase 2 Clinical Study in Acute Schizophrenia

The Phase 2 clinical study involved patients with acute exacerbations of schizophrenia or schizoaffective disorder and was designed to evaluate the efficacy, safety, tolerability, and pharmacokinetics of RP5063 versus placebo. The study was a double-blind, randomized, placebo-controlled 4-week trial. Aripiprazole was included in the study purely for assay sensitivity analysis and not as a comparator. A total of 234 eligible subjects were randomized into one of five treatment groups (15, 30, 50mg RP5063, aripiprazole 15mg, or placebo; 3:3:3:1:2, respectively). Recruitment of male and female subjects occurred at 22 sites in the US, India, Philippines, Malaysia, and Moldova.

The sample size was calculated based on expected differences between the target dose of RP5063 and placebo of 8.3 points (standard deviation of 11.3 points, effect size = 0.735) in the primary efficacy analysis (mean change from baseline in PANSS Total Score). This plan projected a sample size of 180 completing subjects (i.e., 45 subjects in each RP5063 dose group; this cohort included 15 subjects in the aripiprazole group and 30 subjects in the placebo group) to achieve at least 85% power at an alpha level of 0.05% (two-sided). This level employed a t-test statistic for unequal group sizes, without controlling the alpha error in the pair-wise comparisons of the treatment groups with placebo. The statistical plan did not power the aripiprazole arm for statistical comparisons with other arms, as evaluation of this compound only assessed the study sensitivity; the study randomized 234 subjects to ensure that 180 would complete.

We conducted this study in compliance with the International Conference on Harmonization (ICH) Good Clinical Practice (GCP) Consolidated Guidelines. The FDA approved the protocol, investigational review boards/independent ethics committees, and all participating subjects provided informed consent.

The primary efficacy endpoint was the change from baseline to Day 28 or End of Treatment (EOT) on PANSS Total Score. The secondary efficacy endpoints were the change from baseline to Day 4, Day 8, Day 15, Day 22 and Day 28 on the following items: PANSS Total, PANSS Positive, and Negative subscales; 20% improvement in PANSS Total Score; Improvement by at least 1 point on the Clinical Global Impression (CGI-S); cognition by trail-making Tests A and B and the Digit Symbol Substitution Test (DSST). Safety variables included adverse events (AE), physical examinations, vital signs, body weight, laboratory measurements (hematology, serum chemistry including prolactin, urinalysis, and pregnancy tests), and electrocardiograms (ECGs). The measurement of extrapyramidal symptoms (EPS) utilized the Simpson Angus Scale (SAS), Abnormal Involuntary Movement Scale (AIMS), and the Barnes Akathisia Rating Scale (BARS). The Columbia-Suicide Severity Rating Scale (C-SSRS) assessed and classified reported suicidal behavior and depression by the Calgary Depression Scale for Schizophrenia (CDSS). Investigators collected blood samples throughout the dosing period and for 220 h beyond using a sparse sampling routine. Analysis of these samples defined the population pharmacokinetics (PK) and correlated pharmacokinetic and pharmacodynamic (PK/PD) effects.

RP5063 demonstrated a sustained decrease in the total PANSS scores from Day 1 to 28 with statistically significant improvement within the group for all doses of RP5063 (p=<0.001) and aripiprazole (p=0.013) (Figure 3).

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

At Day 28/EOT, the frequency of a 30% improvement in total PANSS from baseline to EOT was 41%, 26%, and 39% for the respective RP5063 groups, versus 22% for the placebo cohort. RP5063 subjects improved ≥2 points on the CGI-S by Day 28/EOT at twice the frequency of those on placebo. RP5063 15-mg, 30-mg, and 50-mg groups resulted in 46%, 37%, and 40% improvements, respectively, versus placebo showing a 19% change. Further, relative to >1 point changes, the 15-mg, 30-mg, and 50-mg RP5063 groups produced 73%, 58%, and 72% improvements, respectively, in the CGI-S, as compared to placebo showing 57% change. The CGI-S changes from baseline to Day 28/EOT were statistically superior to placebo for RP5063 15 mg and 50 mg, while the change for 30 mg was numerically superior. Overall, RP5063 (15, 30, and 50mg) treated patients showed between 30-46% remission of acute schizophrenia symptoms, as compared with 22% in the placebo group (Figure 5a). As expected in a short study in patients with acute schizophrenia, there were no statistically significant differences in change from baseline for cognition scores. However, there were numerical improvements in RP5063 groups in the DSST, Trails A and Trails B scores for cognitive functions.

Figure 5. RP5063 Phase 2 Study, Remission of Acute Schizophrenia and Discontinuation due to Side Effects

5A. Remission of Schizophrenia Symptoms	5B. Discontinuation due to Side Effects

Patients tolerated doses of RP5063 up to 50 mg with no side effect related discontinuation in the 15 mg and 30 mg dose groups. Only <2% of patients discontinued the treatment in the 50 mg dose group compared to 10% of patients in the aripiprazole 15 mg group (Figure 5b). Treatment discontinuation for any reason with 15 mg, 30 mg, and 50 mg doses of RP5063; the 15 mg dose of aripiprazole; and placebo were 14%, 25%, 12%, 35%, and 26%, respectively. Investigators attribute the higher discontinuation in the 30 mg group of RP5063 to a larger than the normal number of early discontinued patients (~10%) due to non-treatment reasons. Such early discontinuation is not uncommon in a clinical study of acute schizophrenia. The discontinuation rates with aripiprazole (35% for any reason, and 10% due to side effects) are consistent with findings in published clinical studies. Common treatment-emergent adverse events (TEAEs) were EPS (3%, 5%, and 9%) and akathisia (2%, 5%, and 10%), and as expected there seemed to be a dose-dependent increase in TEAEs in the 15, 30, and 50 mg RP5063 treatment groups, respectively (Figure 6).

There were no clinically relevant changes from baseline in weight or body mass index (BMI); no subject had weight gain reported as a TEAE. This observation represented a clinically relevant finding because weight gain has been a common side effect of second-generation antipsychotics and identified as a key risk factor associated with increased morbidity and mortality in patients with schizophrenia with a major impact on compliance.

There were no clinically meaningful trends in laboratory parameters (including glucose, cholesterol, triglycerides or thyroid hormone T4), ECG, or vital signs. The study observed small mean decreases from baseline in prolactin levels in all treatment groups at Day 28. In addition, there were no reports of sexual side effects and no increase in suicidal ideation compared to placebo (Figure 6).

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

The analysis of RP5063 pharmacokinetic-pharmacodynamics relationship (PK-PD) reflected a linear, dose-proportional increase in exposure with dose and with no evidence of time dependency. Noteworthy was that the finding of RP5063 dose dependent drug exposure, reflected by Cmax and AUC. These parameters increased in direct proportion to dose irrespective of the population studied (e.g., healthy volunteers, patients with stable schizophrenia, patients with acute exacerbations of schizophrenia or schizoaffective disorder). In Phase 1 multi-dose study, drug levels approached steady-state after 120 h (5 days) of daily dosing, with doses between 10 and 100 mg with maximum steady-state concentrations of 70.1 and 696 ng/mL and AUCs of 1361 and 12526 ng*h/mL at the 10 and 100 mg dose, respectively.

We believe these findings offer important clinical benefits. We believe the lack of excessive drug accumulation should translate to a potential clinical benefit of not needing titration of therapy. Such might be the case with other atypical antipsychotics (e.g., aripiprazole). We believe that lack of accumulation and the long half-life (~40-50 h) of RP5063 should translate easily to a once-daily dosing schedule. We believe this schedule is of clinical importance for the schizophrenic patient population since medication adherence, and missing doses with shorter half-life drugs can be a clinical issue leading to destabilization of clinical control. Such can lead to poor long-term functional outcomes in the treatment of schizophrenia. With RP5063, if a patient misses a single dose or two, we believe sufficient plasma concentrations remain for clinical control. Furthermore, the pharmacokinetic profile of RP5063 is independent of gender, age, ethnicity, glomerular filtration rate, smoking, concomitant medications, geographic location of the clinical site, and type of schizophrenia (acute or stable) patients treated. These observations mean that clinicians may not need dose adjustments based on the patient population (Figure 7b).

We performed the PK-PD modeling correlation with actual data using the observed and predicted PANSS demonstrating high predictability with relatively low variability. As shown in the graph below, both the regression line and line of identity are very close to each other. We believe this relationship indicates that the model is providing a very good fit (Figure 7a). The regression line is the line when one plots and regresses the observed data against the data predicted from the population model. The line of identity is when there is a perfect fit of the observed and predicted data (i.e., when each of the observed data is exactly equal to those of the corresponding predicted data, so the slope of the line is in exact unity). The dose-response curve showed that the total PANSS decrease was approaching its maximum response after a dose of approximately 15 mg. Thus, we believe RP5063 doses of 15 to 50 mg daily appear to be an effective clinical range of dosing (Figure 7b).

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

As part of the Phase 3 development plan in the end-of-Phase 2 (EOP2) meeting with the FDA in 2013, we presented the Phase 2 schizophrenia study results, discussed the Phase 3 development plans, and sought guidance from the FDA concerning a “Superior Safety Label Claim” to RP5063 for the treatment of schizophrenia. We received a favorable response from the FDA, as the agency agreed to consider granting RP5063 a “Superior Safety Label Claim” for the treatment of schizophrenia if there is a positive outcome on a relevant endpoint in a pivotal Phase 3 study in schizophrenia. Further to support the “Superior Safety Label Claim” for RP5063, the FDA agreed to waive the requirement to conduct a drug interaction clinical study with CYP2D6 inhibitors in Phase 3 development. We have accordingly planned Phase 3 development of RP5063 for acute and maintenance schizophrenia. We have completed the required regulatory compliant non-clinical studies. These include safety pharmacology studies, toxicology studies, and chemistry, manufacturing, and controls (CMC) development for initiating pivotal Phase 3 studies. Furthermore, the FDA has reviewed the results of these non-clinical studies and the Phase 3 protocols.

Figure 8. Brilaroxazine (RP503) Phase 3 RECOVER Clinical Trial for Schizophrenia

On January 10, 2022, the FDA notified us that we may proceed with our Phase 3 trial for RP5063. On February 1, 2022, we announced that the first patients have been dosed in our Phase 3 RECOVER trial to assess RP5063 for the treatment of subjects with an acute exacerbation of schizophrenia. RECOVER is a global Phase 3, randomized, double-blind, placebo-controlled, multicenter study designed to assess the safety and efficacy of RP5063 in approximately 400 patients with acute schizophrenia compared to placebo. RP5063 (brilaroxazine) will be administered at fixed doses of 15 mg or 50 mg once daily for 28 days. A 52-week open-label extension study will further evaluate the long-term safety and tolerability of RP5063 (brilaroxazine) in patients with stable schizophrenia. We anticipate enrolling approximately 50% patients in USA, 25% in Europe and 25% in Asia. We have initiated the Phase 3 study in January 2022. The Phase 3 trial outline is described in Figure 8 above.

RP5063 Clinical Development for Bipolar Disorder (BD), Major Depressive Disorder (MDD), and Attention-Deficit/Hyperactivity Disorder (ADHD)

Like schizophrenia, BD, MDD, and ADHD are major neuropsychiatric diseases. These neuropsychiatric diseases exhibit distinct symptoms yet share varying degrees of overlapping conditions that include psychosis, depression, and cognitive impairments. BD, a medical illness with substantial morbidity and mortality, involves episodic, recurrent mania or hypomania, and major depression. An article published in 2018 in the journal Therapeutic Advances in Psychopharmacology estimated that the global prevalence of bipolar spectrum disorders is approximately 2.4%, with approximately 0.6% for bipolar I and approximately 0.4% for bipolar II. The same journal article indicates prevalence of bipolar I in the U.S. has been found to be 1%, slightly higher than in other countries. Similarly, MDD is a common, chronic, recurrent, and debilitating psychiatric condition, leading to significant impairments in personal functional capacities. The National Institute of Mental Health (NIMH) estimated the prevalence of MDD among U.S. adults aged 18 or older at 17.3 million in 2017. NIMH also indicated the prevalence was higher among females (8.7%) compared to males (5.3%). ADHD is a common developmental disorder in children and often continues into adulthood. The prevalence of ADHD in children is 5-12% worldwide, according to an article published in 2016 in the Journal of Advanced Pharmaceutical Technology & Research. ADHD has a high rate of comorbid psychiatric disorders.

The clinical community also uses the antipsychotic drugs (e.g., olanzapine, risperidone, quetiapine, and aripiprazole) for the treatment of BD, MDD, and/or ADHD. All these antipsychotics display pharmacological activities for dopamine (D) and serotonin (5HT) receptors. The majority are selective for D2 and 5HT2A receptors, and may also be active for one or more of D4, 5HT1A, 5HT2B, and 5HT7 receptors. RP5063 exhibits potent activity for D2 and 5HT2A receptors, and each of D4, 5HT1A, 5HT2B, and 5HT7 receptors are implicated as pharmacological targets for depression and cognitive impairment conditions.

Subject to the receipt of additional financing, we may proceed with Phase 2 studies for RP5063 in BD, MDD, and ADHD, potentially as early as the second half of 2022.

RP5063 Clinical Development for Psychosis and Behavioral Symptoms in Alzheimer’s Disease (BPSD), and Parkinson’s Disease Psychosis (PDP)

Patients with Alzheimer’s disease (AD) manifest not only progressive memory impairment, cognitive deficits, and functional alterations but also a variety of neuropsychiatric symptoms (agitation, aggression, hallucinations, and delusions). An article published in 2002 in the journal Archives of General Psychiatry (now JAMA Psychiatry) states these symptoms ultimately affect up to 75% of individuals with dementia and, once present, sustain, or recur. Similarly, patients with Parkinson’s disease also suffer from neuropsychiatric symptoms. There are very limited pharmacological treatment options for managing psychotic and behavioral symptoms in Alzheimer’s and Parkinson’s diseases. Without an approved drug, clinicians often manage the psychosis and behavioral symptoms in Alzheimer’s disease with antipsychotics (e.g., quetiapine and olanzapine). Primavanserin (Nuplazid), a serotonin 5HT2A inverse agonist, is the only FDA approved treatment for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis. However, clinicians do use some antipsychotics (e.g., quetiapine, and olanzapine) as an off-label treatment.

Subject to the receipt of additional financing, we may also continue the clinical development of RP5063 for the treatment of BPSD and PDP.

DEVELOPMENT OF RP5063 FOR RESPIRATORY DISEASES

Development of RP5063 for Pulmonary Arterial Hypertension (PAH)

PAH is a progressive, debilitating condition characterized by pulmonary vascular resistance leading to right ventricular failure and death. According to an article published in 2016 in the journal The Lancet Respiratory Medicine, the global prevalence of PAH is estimated at 6.6 – 26.0 cases per million with 1.1 – 7.6 incidences per million adults per year. The same article indicates PAH is frequently diagnosed in older patients, particularly those 65 years and older. As presented in 2020, the National Organization for Rare Disorders (“NORD”) estimates PAH occurs 3 – 5 times more frequently in females than in males, and it tends to affect females between the ages of 30 and 60. Pursuant to a study published in 2012, post-diagnosis of PAH, survival rates are approximately 1 year in 85%, 3 years in 68%, and 5 years in 57% of patients, respectively (Benza RL et al, CHEST 2012, 142(2):448-456).

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

RP5063 Preclinical Development for PAH

The FDA granted RP5063 Orphan Designation Status for clinical investigation in PAH in 2016. The agency based its decision on encouraging preclinical results with RP5063 in PAH, including disease-modifying antiproliferative effects. Two studies using the monocrotaline (MCT) and Sugen hypoxia (Su-Hx) models evaluated the effectiveness of RP5063 as monotherapy. Further, an additional study with the MCT model assessed this compound’s effectiveness as an adjunct with several other standard treatments for PAH.

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

Figure 9. Effect of RP5063 Treatment in MCT (9A) and Sugen-Hypoxia (9B) Induced PAH in Rats

9A. Treatment Effects on PAH	9B. Treatment Effects on Lung Vascular Structure

RP5063 Clinical Development for PAH

The FDA granted Orphan Drug Designation to RP5063 for the treatment of PAH in 2016. We had a pre-IND meeting with the FDA, in which we presented RP5063 preclinical development data including efficacy results for PAH in rodent models, the data of regulatory compliant non-clinical studies (e.g., safety pharmacology studies, toxicology studies, and Chemistry, Manufacturing, and Controls (CMC) development), and the data of clinical Phase 1 studies. We discussed the Phase 2 clinical development plan with FDA and sought the agency’s guidance for our clinical development plan for a “Disease Modifying Label Claim” based on the positive specific clinical outcome. Pursuant to the agency’s guidance, we designed our clinical development plan to meet the “Disease Modifying Label Claim”.

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

Treatment involves early referral for lung transplantation, palliative care, and clinical trials. Limitations exist with various interventions, including commonly used agents (e.g., corticosteroids and immunosuppressants), and current guidelines do not support them. Clinical studies of two Food and Drug Administration approved treatments — Nintedanib (Ofev), and Pirfenidone (Esbriet) — have not demonstrated significant relief to functional decline and disease progression (Maher & Strek, Respiratory Research (2019)). Hence, we believe survival continues as an unmet need.

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

Figure 10. Effect of RP5063 as a Monotherapy and Co-administered with Standard of Care Nintedanib and Pirfenidone in Bleomycin (BLM) Induced IPF in Rats

10A. Treatment Effects on Lung Hydroxyproline	10B. Treatment Effects on Lung Alveoli Fibrosis
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

Figure 11. Effect of RP5063 Treatment in Bleomycin (BLM) Induced IPF in Rats

RP5063, as an adjunct to nintedanib and pirfenidone, significantly augmented the functional and histological effects of nintedanib and pirfenidone, two standard treatments for IPF, as evidenced by reduction in hydroxyproline level (Fig 10A) and fibrosis (Fig 10B) in the lungs. The RP5063 treatment demonstrated a reduction in respiratory resistance (P<0.05), an increase in blood oxygenation P<0.05), and an improvement in survival rate (95%), as compared with vehicle control (62%) (Figure 11). Furthermore, RP5063, as an adjunct, mitigated lung fibrosis, and collagen disposition, the hallmarks of pulmonary fibrosis, as evidenced by the significantly (P<0.001) reduced concentration of hydroxyproline in the lungs produced by the treatment combinations (Figure 9A), as compared with vehicle control.

RP5063 Clinical Development for IPF

The FDA has granted Orphan Drug Designation to RP5063 for the treatment of IPF in 2018. We had a pre-IND meeting with the FDA, in which we presented RP5063 preclinical development data including efficacy results for IPF in rodent models, the data of regulatory compliant non-clinical studies (e.g., safety pharmacology studies, toxicology studies, and Chemistry, Manufacturing, and Controls (CMC) development), and the data of clinical Phase 1 studies. We have discussed the Phase 2 clinical development plan with FDA and sought the agency’s guidance for our clinical development plan for a “Disease Modifying Label Claim” based on the positive specific clinical outcome. Pursuant to the agency’s guidance, we designed our clinical development plan to meet the “Disease Modifying Label Claim.”

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

Depression is a debilitating illness characterized by symptoms like anhedonia, depressed mood leading to suicidal thoughts, impaired cognitive functions, slowing of speech, and other actions. The NIMH estimated the prevalence of MDD among U.S. adults aged 18 or older at 17.3 million in 2017. NIMH also indicated the prevalence was higher among females (8.7%) compared to males (5.3%). Although there are many antidepressants in the market, an article published in 2003 indicates clinicians believe that approximately 50 – 60% of patients do not respond to the therapy (Fava M. Biological Psychiatry 2003, 53:649-659), which we believe reflects an unmet need to develop novel therapeutics to combat depression. The persistence of anhedonia originating from a depressed dopaminergic activity is one of the most treatment-resistant symptoms of depression. Currently, six major classes of antidepressant drugs, which target mainly monoamine transporters serotonin (SERT) and norepinephrine transporters (NET), are available. Therefore, though leaders have hypothesized that triple reuptake inhibitors (TRIs), with their potency to block dopamine reuptake by blocking dopamine transporter (DAT), in addition to serotonin transporter (SERT) and norepinephrine transporter (NET) should produce higher efficacy.

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

We have conducted several in vitro and in vivo studies on RP1208. In the radioligand binding assays, it has shown potent binding affinities for monoamine transporters DAT (Ki = 1.2 nM), SERT (0.8 nM), and NET (11 nM). Studies using in vitro functional assays assessed the functional activity of RP1208 for monoamine transporters. RP1208 showed potent functional inhibitory activities for monoamine transporters with IC50 values <1 nM for DAT, 6.6 nM for SERT, and 2 nM for NET. In the in vivo studies, RP1208 has shown acceptable bioavailability of 9% (t½=2.3 h) in rat and 50% (t½=13.1 h) in dog models. RP1208 rapidly and extensively distributes into tissues, including the brain with a brain:plasma ratio of ~1:1 (rat), despite high plasma protein binding (>99%).

RP1208 Preclinical Studies for Depression and Obesity.

We evaluated the antidepressant activity of RP1208 in the tail-suspension test in the mouse model. The tail-suspension test is a mouse behavioral test useful in the screening of potential antidepressant drugs, and assessing other manipulations that investigators expect to affect depression-related behaviors. Mice are suspended by their tails with tape, in such a position that it cannot escape or hold on to nearby surfaces. During this test, typically six minutes in duration, the resulting escape-oriented behaviors are quantified. A tail-suspension test is a valuable tool in drug discovery for high-throughput screening of prospective antidepressant compounds.

The tail-suspension test in male BALB/c mice with 1, 3, 10, and 30mg/kg doses evaluated the antidepressant activity of RP1208. Venlafaxine, an approved antipsychotic drug, 60 mg/kg, was the positive control in the study. RP1208 has shown statistically robust significant reduction in immobility time at 3 mg/kg (p = <0.05), 10 mg/kg (p = <0.01), and 30 mg/kg (p = <0.001) doses. The antidepressant activity of RP1208, as measured by reduction in immobility time at different dose levels, was dose-dependent with no adverse effects (Figure 12).

Subject to the receipt of additional financing, we may also advance the development of RP1208 for depression and obesity.

Figure 12. Effect of RP1208 in Immobility Time in Male BALB/c Mice in Tail Suspension Test

MARKET

Neuropsychiatric Diseases Schizophrenia, Bipolar Disorder (BD), Major Depressive Disorder (MDD), and Attention-Deficit/Hyperactivity Disorder (ADHD)

Schizophrenia, BD, and MDD are major neuropsychiatric diseases often chronic in nature. These neuropsychiatric diseases exhibit distinct symptoms yet share varying degrees of overlapping conditions that include psychosis, depression, and cognitive impairments. Schizophrenia is a complex debilitating psychiatric disease involving a mix of positive and negative symptoms, along with mood disorder (e.g. depression and anxiety) and cognitive impairment. As presented in 2020, SARDAA estimates schizophrenia can be found in approximately 1.1% of the world’s population, regardless of racial, ethnic or economic background, with approximately 3.5 million people diagnosed in the U.S. Schizophrenia imposes substantial burden on patients, their families and overall society. Treatment and other economic costs due to schizophrenia are enormous, estimated by SARDAA to be between $32.5 and $65 billion annually. Antipsychotic drugs are the first-line treatment for patients with schizophrenia. Increasing awareness among patients and physicians in the field of mental health, particularly schizophrenia is likely to increase the penetration of antipsychotic drugs in the market. Currently, second and third-generation antipsychotics capture significant market share. Pipeline drugs undergoing clinical trials intend to block specific subtypes of serotonin and dopamine receptors which would help to mitigate the symptoms and address unmet medical needs. According to a 2021 report from Verified Market Research, the total estimated drugs market size for schizophrenia is anticipated to reach approximately $10.1 billion by 2028 (Figure 13).

Figure 13. Global Antipsychotics Market Insights for Schizophrenia, Bipolar Disorder (BD), Major Depressive Disorder (MDD), and Attention-Deficit/Hyperactivity Disorder (ADHD)

BD, a medical illness with substantial morbidity and mortality, involves episodic, recurrent mania or hypomania, and major depression. An article published in 2018 in the journal Therapeutic Advances in Psychopharmacology estimates that the global prevalence of bipolar spectrum disorders is approximately 2.4%, with approximately 0.6% for bipolar I and approximately 0.4% for bipolar II. The same journal article indicates prevalence of bipolar I in the U.S. has been found to be 1%, slightly higher than in other countries. In recent years, the general public awareness of the symptoms and treatment of BD is on the rise. Typically, the treatment for BD is for a lifetime. Antipsychotic drugs are the standard of care for patients with BD. According to a 2021 article from Maximize Market Research, the total estimated drugs market size for BD treatment is estimated to reach approximately $6.2 billion by the year 2027 (Figure 13).

MDD is a common, chronic, recurrent, and debilitating psychiatric condition, leading to significant impairments in personal functional capacities. MDD is one of the most common mental disorders in the United States. NIMH has estimated the prevalence of MDD among U.S. adults aged 18 or older at 17.3 million in 2017. NIMH also indicated the prevalence was higher among females (8.7%) compared to males (5.3%). Antipsychotic drugs are standard of care either as a monotherapy or as an adjuvant treatment for patients with MDD. According to a 2021 report from Research and Markets.Com, the total estimated drugs market size for the treatment of depression is estimated to reach approximately $24.5 billion by the year 2030 (Figure 13).

Attention Deficit Hyperactivity Disorder (ADHD) is a lifespan neurodevelopmental disorder, which typically manifest early in development, characterized by severe difficulties maintaining attention, coupled with impulsivity and hyperactivity (American Psychiatric Association, 2013). Other related secondary symptoms of ADHD may be social, emotional, and learning impairments, and comorbidity with psychiatric disorders such as disruptive behavioral disorders, depression and anxiety disorders is relatively high. The ADHD features are displayed in a persistent pattern that is pervasive across multiple settings and causes substantial functional impairment of personal, social, academic, or occupational functioning. An article published in Lancet 2020 reported worldwide estimated prevalence of ADHD is 5.29%. According to a 2022 report from Verified Market Research, the total estimated drugs market size for the treatment of ADHD is estimated to reach approximately $29.3 billion by the year 2028.

Respiratory Diseases Pulmonary Arterial Hypertension (PAH) and Idiopathic pulmonary Fibrosis (IPF)

PAH and IPF are serious fatal lung diseases. Currently, there is no cure for PAH and IPF diseases. PAH is a progressive, debilitating condition characterized by pulmonary vascular resistance leading to right ventricular failure and death. According to an article published in 2016 in the journal The Lancet Respiratory Medicine, the global prevalence of PAH is estimated at 6.6 – 26.0 cases per million with 1.1 – 7.6 incidences per million adults per year. The same article indicates PAH is frequently diagnosed in older patients, particularly those 65 years and older. As presented in 2020, NORD estimates PAH occurs 3 – 5 times more frequently in females than in males, and it tends to affect females between the ages of 30 and 60. Pursuant to a study published in 2012, post-diagnosis of PAH, survival rates are approximately 1 year in 85%, 3 years in 68%, and 5 years in 57% of patients, respectively (Benza RL et al, CHEST 2012, 142(2):448-456). We believe the PAH treatment market may exhibit growth as drivers accountable for the potential market growth include a globally growing older population coupled with causative diseases including interstitial lung diseases (ILD), human immunodeficiency virus (HIV) infection, connective tissue disorders, chronic liver diseases, sedentary lifestyle and other idiopathic conditions. The presence of favorable government support in the U.S. such as Orphan Drug Act (ODA) 1983 and the Rare Disease Act (RDA) of 2002 to facilitate the development of orphan drugs with benefits including tax incentives (reduced taxes/tax credits equal to half of the development costs), clinical research subsidies, and improved patent protection and marketing rights. According to a 2022 report from Grand View Research, the global PAH treatment market is projected to reach USD 11.0 billion by 2030 (Figure 14).

Figure 14. Global Market Insights for Pulmonary Arterial Hypertension (PAH) and Idiopathic Pulmonary Fibrosis (IPF)

IPF is a chronic, progressive, and fatal lung disease. In 2019, Medscape reported the worldwide prevalence of IPF is estimated at 20 cases per 100,000 persons for males and 13 cases per 100,000 persons for females. Medscape also reported that in the U.S., the prevalence among individuals aged 50 years or older ranges from 27.9 to 63 cases per 100,000. Medscape also reported, for patients suffering from IPF, the estimated mean survival is 2 – 5 years from the time of diagnosis and that mortality rates are estimated at 64.3 deaths per million in men and 58.4 deaths per million in women. IPF involves chronic inflammation and progressive fibrosis of the alveoli. This pathology leads to destroyed lung architecture, reduced lung capacity, impaired oxygenation, and a decline in lung function.

Treatment involves the FDA approved drugs Nintedanib (Ofev), and Pirfenidone (Esbriet), lung transplantation or palliative care. According to a 2022 report from Allied Market Research, the total estimated drugs market size for IPF is anticipated to reach approximately $6.2 billion by 2030 (Figure 14).

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

At the highest level, our potential competitors are any company developing treatments for schizophrenia, PAH, IPF, BD, MDD, ADHD, BPSD, and PDP.

There are numerous therapies currently used to treat schizophrenia patients, including olanzapine, risperidone, quetiapine, and aripiprazole. Such products are also often used for the treatment of comorbid neuropsychiatric disorders, including BD, MDD, ADHD, BPSD, and PDP. While these offer some clinical benefit, they are associated with adverse side effects, which include neuroleptic side effects (e.g. EPS, akathisia), metabolic side effects (e.g. weight gain, obesity, type 2 diabetes, dyslipidemia) and endocrine side effects (e.g. hypothyroidism, prolactin increase leading to sexual dysfunction). Thus, we believe there is an unmet medical need for safe and effective drugs for the treatment of schizophrenia, and related comorbid neuropsychiatric disorders, that could potentially address the totality of the disorders and help patients function and feel better, with minimal side effects.

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

We are the sole owner of a patent portfolio that includes issued patents and pending patent applications covering compositions of matter and methods of use of our product candidates RP5063 and RP1208, as well as related compounds. As of December 31, 2020, our portfolio of intellectual property consists of 61 granted patents and 13 pending patent applications in the United States and in 23 foreign countries.

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

We also own additional RP5063 granted patents and pending patent applications for additional indications such as attention hyperactivity disorder (U.S. Patent No. 9,907,803, which will expire in 2036), pulmonary arterial hypertension (U.S. Patent No. 10,441,590, Japanese Patent No. 6787926, Chinese Patent No. CN107206007B, Hong Kong Patent No. 1244448) and a pending application in Europe; all of which will expire or are expected to expire in 2036), and pulmonary fibrosis (pending applications in Brazil, China, Europe, Hong Kong, Japan, and US, which are expected to expire in 2038).

We further own three US patents (U.S. Patent Nos. 8,207,163; 8,247,420; 8,575,185; all of which will expire in 2030) directed to composition and use of compounds related to RP5063.

We intend to continue to file patent applications to cover additional patentable aspects of RP5063 including new indications and to endeavor to exclude competitors from entering the field.

RP1208 may be our second intended commercial product. The RP1208 patents include composition of matter, and methods of use in treating depression and obesity. Three RP1208 patents have been granted in the US. RP1208 patents have also been granted in the following foreign countries: Australia, China, Columbia, Germany, Spain, France, Great Britain, Hong Kong, India, Italy, Mexico, Malaysia, Philippines, Russia, Singapore, and South Africa; and are pending in Canada and Thailand. We believe that our patent portfolio provides good protection of RP1208. The first RP1208 US patents will expire in 2033, and may be extendable up to 2038. The other two RP1208 continuation US patents will expire in 2032. All foreign RP1208 granted patents and pending patent applications will expire or are expected to expire in 2032. If and when RP1208 receives regulatory approval, we intend to apply for patent term extensions on patents covering RP1208 in any jurisdiction where patent term extension is available.

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

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www. https://revivapharma.com/ as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K. We will provide, without charge, to each person upon written request of such person, a copy of this Annual Report on Form 10-K, including the financial statements and financial statement schedules included herein. You should direct requests for those documents to:

Reviva Pharmaceuticals Holdings, Inc.

19925 Stevens Creek Blvd., Suite 100

Cupertino, CA 95014

Attn: Investor Relations

Email: info.rp@revivapharma.com

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties. The following summarizes key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed risk factors contained below.

●	we have never generated any product revenues;

●	we expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability;

●

we are heavily dependent on the success of RP5063, our only advanced product candidate, which is still under clinical development, and if RP5063 does not receive regulatory approval or is not successfully commercialized, our business will be harmed;

●	the COVID-19 outbreak and global pandemic could adversely impact our business, including our clinical trials;

●	we will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of RP5063 or RP1208;

●

if the interpretations, estimates or judgments we use to prepare our financial statements prove to be incorrect, we may be required to restate our financial results, which could have a number of material adverse effects on us;

●	clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome;

●	we face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively;

●	we do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of RP5063, RP1208 and any future product candidate;

●	we rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business;

●

if we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets;

●

if we fail to maintain compliance with the requirements of The Nasdaq Capital Market for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted;

●	certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results;

●

we are an emerging growth company within the meaning of the Securities Act and have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies; this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies;

●

we do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, any gains from an investment in our common stock will likely depend on appreciation in the price of our common stock; and

our officers, directors, and principal stockholders exercise significant control over our Company, and will control our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

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

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA, and comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those that we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of these products. If we cannot successfully execute any one of the foregoing, our business, prospects and results of operations may be adversely affected.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues and cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses through the projected commercialization of RP5063 and RP1208. For the year ended December 31, 2021, we reported a loss of $8.5 million, and a negative cash flow from operations of $10.7 million. We had an accumulated deficit of $66.8 million and had cash and cash equivalents of $29.7 million as of December 31, 2021.

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

We expect our research and development expenses to be significant in connection with the following ongoing and planned research:

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

As of December 31, 2021, we had five employees, and we are highly dependent on our management personnel, especially Laxminarayan Bhat, our Chief Executive Officer, Narayan Prabhu our Chief Financial Officer and Marc Cartillon, our Chief Medical Officer. We expect to hire a significant number of additional employees for our managerial, clinical, scientific, operational, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management has no prior experience in managing these growth activities and may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to such activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize RP5063 and RP1208 and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

If we fail to maintain an effective system of internal control over financial reporting our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock and warrants could be adversely affected. In addition, because of our status as an emerging growth company, our independent registered public accountants are not required to provide an attestation report as to our internal control over financial reporting for the foreseeable future.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented, or detected in a timely manner. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. Section 404 of the Sarbanes-Oxley Act ("Section 404"), requires that we evaluate and determine the effectiveness of internal controls over financial reporting and provide a management report on internal control over financial reporting.

We have a limited operating history and limited personnel in our finance and accounting functions, which may result in a lack of segregation of duties and we are at the very early stages of establishing, and we may be unable to effectively establish such systems, especially in light of the fact that we now have to operate as a publicly reporting company. This would leave us without the ability to reliably assimilate and compile financial information and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our internal controls over financial reporting. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we identify material weaknesses in our internal control over financial reporting in the future or if we are unable to successfully remediate the identified material weaknesses, or if we are otherwise unable to maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in our Company and the value of our common stock and warrants could be materially and adversely affected. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are a “smaller reporting company” under the U.S. securities laws, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of internal control over financial reporting could detect problems that management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Any restatement of our financial results could, among other potential adverse effects:

●	result in us incurring substantial costs;
●	affect our ability to timely file our periodic reports until the restatement is completed;
●	divert the attention of our management and employees from managing our business;
●	result in material changes to our historical and future financial results;
●	result in investors losing confidence in our operating results;
●	subject us to securities class action litigation; and
●	cause our stock price to decline.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome.

Our only advanced product candidate, RP5063, is still in development and will require extensive clinical testing before we are prepared to submit an NDA for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for RP5063 or whether any such NDA will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that the Phase 3 clinical trials of RP5063 for schizophrenia indication will take at least three years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, and the results of early clinical trials of RP5063 therefore may not be predictive of the results of our planned clinical studies.

The commencement and completion of clinical trials may be delayed by one or more factors, including:

●	failure to obtain regulatory approval to commence a trial, including in other countries in the global portion of our planned clinical studies;

●	unforeseen safety issues;

●	determination of dosing issues;

●	lack of effectiveness during clinical trials;

●	inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites;

●	slower than expected rates of patient recruitment or failure to recruit suitable patients to participate in a trial;

●	failure to manufacture sufficient quantities of a drug candidate for use in clinical trials;

●	inability to monitor patients adequately during or after treatment; and

●	inability or unwillingness of medical investigators to follow our clinical protocols.

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

Prior to submitting an NDA to the FDA, a marketing authorization application, or MAA, to the EMA, or an equivalent application to other foreign regulatory authorities for approval of RP5063, we will need to complete our Phase 3 RECOVER trial.

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

We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the Unites States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

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

The results of pre-clinical testing are not necessarily predictive of future results, and RP1208 may not have favorable results in our planned clinical trials.

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

●

HIPAA imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

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

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance.

We rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Our commercial success depends in part on avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter party review, and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. Based on our general knowledge in this field of technology and based on the patent prosecution of RP5063 conducted in the United States and in foreign countries, we do not believe that there are valid patents which contain granted claims that could be asserted with respect to RP5063, however, we may be incorrect.

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

Because we expect to rely on third parties to manufacture RP5063, RP1208 and any future product candidates, and we expect to collaborate with third parties on the development of RP5063, RP1208 and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

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

Our officers, directors and principal stockholders who beneficially own more than 5% of our common stock, in the aggregate, beneficially own shares representing approximately 41.79% of our outstanding capital stock as of March 1, 2022. As a result, such entities and individuals have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our company.

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

If we fail to maintain compliance with the requirements of The Nasdaq Capital Market for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on The Nasdaq Capital Market. There can be no assurance that we will be able to continue to maintain compliance with the Nasdaq continued listing requirements, and if we are unable to maintain compliance with the continued listing requirements, including the $1.00 Minimum Bid Price Requirement set forth in Nasdaq Listing Rule 5550(a)(2), our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

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

As a result, included on our restated consolidated balance sheet as of December 31, 2021 contained elsewhere in this Annual Report on Form 10-K, are derivative liabilities related to embedded features contained within our Private Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

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

●

the requirement for the affirmative vote of holders of at least a majority of the voting power of all of the voting power of the then outstanding shares of the voting stock, voting as a single class, to amend, alter, change or repeal any provision of our bylaws and certain provisions in our certificate of incorporation, as amended, respectively, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our principal offices are located at 19925 Stevens Creek Blvd., Suite 100, Cupertino, California 95014. The lease for this facility was renewed for twelve months beginning February 2022. The facility is used for office space only, and we believe the facility is adequate for our foreseeable needs. We operate primarily as a virtual company.

ITEM 3.    LEGAL PROCEEDINGS

We may from time to time, become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described above, we are currently not aware of any such legal proceedings or claims that may be, individually or in the aggregate, material to us.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock and warrants trade on Nasdaq under the symbols “RVPH” and “RVPHW,” respectively.

As of December 31, 2021, there were approximately 316 holders of record of our common stock and 2 holders of record of our Warrants. These numbers do not include beneficial owners whose shares or warrants were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Unregistered Sales of Equity Securities

On November 30, 2021, we issued an aggregate of 11,000 shares of common stock to a consultant in consideration for services under a consulting agreement, valued at $39,930.

Securities Act Exemptions

We deemed the offers, sales and issuances of the securities described above to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

All certificates representing the securities issued in the transactions described above included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the completion of the Business Combination, the financial statements of Old Reviva are now our financial statements. Prior to the Business Combination, we had no operating assets but, upon consummation of the Business Combination, the business and operating assets of Old Reviva acquired by us became our sole business and operating assets. Accordingly, the financial statements of Old Reviva and their respective subsidiaries as they existed prior to the Business Combination and reflecting our sole business and operating assets going forward, are now our financial statements.

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

Company Overview

We are a clinical-stage biopharmaceutical company that discovers, develops, and seeks to commercialize next-generation therapeutics for diseases representing significant unmet medical needs and burden to society, patients, and their families. Our current pipeline focuses on the central nervous system, respiratory, and metabolic diseases. We use a chemical genomics driven technology platform and proprietary chemistry to develop new medicines. Our pipeline currently has two drug candidates, RP5063 (brilaroxazine) and RP1208. Both are new chemical entities discovered in-house. We have been granted composition of matter patents for both RP5063 and RP1208 in the United States (U.S.), Europe, and several other countries.

Our lead drug candidate, RP5063, is ready for continued clinical development for multiple neuropsychiatric indications. These include schizophrenia, bipolar disorder (BD), major depressive disorder (MDD), attention–deficit/hyperactivity disorder (ADHD), behavioral and psychotic symptoms of dementia or Alzheimer’s disease (BPSD), and Parkinson’s disease psychosis. Furthermore, RP5063 is also ready for clinical development for two respiratory indications — pulmonary arterial hypertension (PAH) and idiopathic pulmonary fibrosis (IPF). The U.S. Food and Drug Administration (FDA) has granted Orphan Drug designation to RP5063 for the treatment of PAH in November 2016 and IPF in April 2018.

On January 10, 2022, the FDA notified us that we may proceed with our Phase 3 trial for RP5063. On February 1, 2022, we announced that the first patients have been dosed in our Phase 3 RECOVER trial to assess RP5063 for the treatment of subjects with an acute exacerbation of schizophrenia. RECOVER is a global Phase 3, randomized, double-blind, placebo-controlled, multicenter study designed to assess the safety and efficacy of RP5063 in approximately 400 patients with acute schizophrenia compared to placebo.

Our primary focus is to complete the clinical development of RP5063 for the treatment of acute and maintenance schizophrenia.

Subject to the receipt of additional financing, we may also continue the clinical development of RP5063 for the treatment of BD, MDD, ADHD, BPSD, PDP, PAH and IPF. Moreover, subject to the receipt of additional financing, we may also advance the development of our second drug candidate, RP1208, for the treatment of depression and obesity.

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

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable, and our accumulated deficit as of December 31, 2021 was $66.8 million. Our net loss for the year ended December 31, 2021 was $8.5 million. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of December 31, 2021, we had cash and cash equivalents of approximately $29.7 million. To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash and cash equivalents to continue our clinical development and potential commercialization activities; however, we believe that our existing cash and cash equivalents, will be sufficient to fund our current operating plans through at least December 2022. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Our primary product candidates and their current status is as follows:

Drug Candidate	Indication	Status
RP5063	Schizophrenia	Initiated pivotal phase 3 and long-term safety studies. Topline data for the pivotal phase 3 study is anticipated in mid-2023
RP5063	Bipolar Disorder	Phase 1 complete**
RP5063	Depression-MDD	Phase 1 complete**
RP5063	Alzheimer’s (AD-Psychosis/Behavior)	Phase 1 complete**
RP5063	Parkinson’s	Phase 1 complete**
RP5063	ADHD/ADD	Phase 1 complete**
RP5063	PAH	Phase 1 complete**
RP5063	IPF	Phase 1 complete**
RP1208	Depression	Completed pre-clinical development studies, including in vitro receptor binding studies, animal efficacy studies, and PK studies. Compound ready for IND enabling studies.
RP1208	Obesity	Completed pre-clinical development studies, including in vitro receptor binding studies and PK studies. Compound ready for animal efficacy studies.

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

The successful development of our platform and product candidates is highly uncertain, and we may never succeed in achieving marketing approval for our product candidates RP5063 (brilaroxazine), RP1208, or any future product candidates. We estimate that initial costs to conduct our Phase 3 clinical study for RP5063 could total approximately $25.5 million, with approximately $1.0 million having been paid over the course of calendar 2021, with approximately $12.0 million payable during calendar 2022, approximately $8.0 million payable during calendar 2023, and approximately $4.5 million payable during calendar 2024. At this time, other than our estimates for conducting our Phase 3 clinical study for RP5063, we cannot reasonably estimate the nature, timing, or costs of the efforts necessary to finish developing any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing therapeutics, including the uncertainty of:

●	the scope, rate of progress, expense, and results of clinical trials;

●	the scope, rate of progress, and expense of process development and manufacturing;

●	preclinical and other research activities; and

●	the timing of regulatory approvals.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll and related costs for employees in executive, business development, finance, and administrative functions. Other significant general and administrative expenses include professional fees for accounting and legal services.

We expect general and administrative expenses to increase as we expand infrastructure and continue the development of our clinical programs. Other increases could potentially include increased costs for director and officer liability insurance, costs related to the hiring of additional full-time personnel, and increased fees for directors, outside consultants, lawyers, and accountants. We expect to incur significant costs to comply with corporate governance, internal controls, and similar requirements applicable to public companies.

Interest Expense

For the year ended December 31, 2020, interest expense consisted primarily of interest associated with our promissory notes and beneficial conversion feature recognized on conversion of promissory notes. The Company incurred no interest expense during the year ended December 31, 2021.

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

Income taxes

We utilize FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

We account for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

In evaluating the ability recover its deferred income tax assets, we considers all available positive and negative evidence, including its opening results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. We generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of our realization of the net operating loss carry forward prior to its expiration.  In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes.  Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

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

In determining the fair value of warrants, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Beneficial Conversion Features

In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” we record a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

Results of Operations

Comparison of the years ended December 31, 2021 and 2020:

The following table summarizes our results of operation for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change	Change
	2021	2020	$	%
Operating expenses
Research and development	$4,851,602	$295,150	4,556,452	1,544
General and administrative	5,252,911	2,139,501	3,113,410	146
Loss from operations	10,104,513	2,434,651
Gain on remeasurement of warrant liabilities	1,591,055	—	1,591,055	100
Interest and other income (expense), net	(2,414)	105,183	(107,597)	(102)
Interest expense	—	(1,453,120)	1,453,120	(100)
Total other income (expense), net	1,588,641	(1,347,937)
Net loss	$(8,521,876)	$(3,783,388)

Research and Development Expenses

We incurred approximately $4.9 million and $0.3 million in research and development expenses for the years ended December 31, 2021 and 2020, respectively. The primary reason for the increase of $4.6 million, or 1544%, was due to the acceleration of research and development activities ahead of clinical trials, higher drug development costs, salary expenditures and increased consulting costs. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General and Administrative Expenses

For the years ended December 31, 2021 and 2020, we incurred approximately $5.3 million and $2.1 million in general and administrative expenses. The increase of $3.1 million, or 146%, was primarily attributable to $1.8 million related to an increase in consulting expenses in connection with legal and accounting activities, an increase of insurance costs by $1.2 million as a result of an increase in premiums as the Company is now a public company, and a $0.9 million increase in salary and related expenses for new personnel, offset by a decrease of approximately $1.1 million in warrant expense due to the recognition of expense upon warrant issuance during the year ended December 31, 2020.

Interest Expense

Interest expense for the years ended December 31, 2021 and 2020 was approximately $0 and $1.5 million, respectively. The decrease of $1.5 million, or 100%, in interest expense was due to the investor notes issued in 2020 and a beneficial conversion feature recognized on conversion of notes payable immediately prior to the Business Combination.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the year ended December 31, 2021 consisted of approximately $6,000 in foreign currency translation-related expense offset by approximately $4,000 of interest earned on our cash and cash equivalents. Interest and other income (expense), net for the year ended December 31, 2020 consisted of interest earned on our cash and cash equivalents and other income of $25,000 recognized in the year ended December 31, 2020, related to a non-refundable transaction payment made by Tenzing.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of approximately $29.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; and experience any delays or encounter issues with any of the above.

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

In January 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock for aggregate gross proceeds of up to $12.9 million (the “Shares”). To date, we have not made any sales pursuant to the ATM Agreement.

Until such time as we can generate substantial product revenue, if ever, we will need to raise additional capital to fund our operations, including our clinical trials, and expect to finance our cash needs through a combination of equity or debt financings and collaboration agreements. We do not currently have any committed external sources of capital.

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

The table below sets forth selected cash flow data for the periods presented:

	Year Ended December 31,		Change	Change
	2021	2020	$	%
Net cash provided by (used in)
Operating activities	$(10,668,462)	$(4,066,624)	(6,601,838)	162
Financing activities	31,595,944	12,826,893	18,769,051	146
Net increase in cash	$20,927,482	$8,760,269

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $10.7 million, consisting primarily of a net loss of $8.5 million and change in our operating assets and liabilities totaling $0.7 million, offset by non-cash charges of $1.4 million. Non-cash charges largely related to change in fair value of warrant liability of $1.6 million, issuance of common stock in exchange for services of $40,000 and stock-based compensation expense of $0.1 million. The increase in net operating assets was primarily due to increases in prepaid expenses and other current assets and accrued expenses and other current liabilities, offset by a decrease in accounts payable.

Net cash used in operating activities for the year ended December 31, 2020 was $4.1 million, consisting primarily of a net loss of $3.8 million and changes in our operating assets and liabilities totaling $2.3 million, offset by non-cash charges of $2.0 million. Non-cash charges largely related to change in fair value of warrant liability of $1.1 million and noncash interest expense related to beneficial conversion feature of $1.0 million. The increase in net operating assets was primarily due to decreases in the deferred costs and accrued expenses and other current liabilities, offset by increases in accounts payable and accrued interest.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended December 31, 2021 of $31.6 million primarily related to proceeds of $31.5 million related to proceeds from the Offering and $0.1 million from the issuance of stock upon the exercise of warrants.

Net cash provided by financing activities in the year ended December 31, 2020 of $12.8 million primarily related to proceeds of $9.4 million from the Business Combination, $3.1 million from the issuance of convertible promissory notes, and the issuance of common stock in lieu of deferred compensation of $0.3 million.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to the Business Combination, Tenzing’s consolidated financial statements were audited by Marcum LLP. For accounting purposes, the Business Combination is treated as a reverse acquisition and, as such, the historical financial statements of the accounting acquirer, Reviva, which have been audited by Armanino LLP (“Armanino”) became the historical consolidated financial statements of the Company. In a reverse acquisition, a change of accountants is presumed to have occurred unless the same accountant audited the pre-transaction financial statements of both the legal acquirer and the accounting acquirer, and such change is generally presumed to occur on the date the reverse acquisition is completed.

On December 17, 2020, our audit committee elected to continue to engage Marcum LLP (“Marcum”), an independent registered accounting firm, as our independent registered public accounting firm to review our condensed consolidated financial statements for the three and nine month period ended November 30, 2020, and, following Marcum’s review of our condensed consolidated financial statements for the three and nine month period ended November 30, 2020, we decided to terminate Marcum’s engagement and appoint Armanino, as the independent registered public accounting firm engaged to audit our consolidated financial statements for the year ended December 31, 2020.

Marcum has since completed its review of our condensed consolidated financial statements for the three and nine month period ended November 30, 2020, and we terminated our relationship with Marcum effective January 15, 2021.

The reports of Marcum on our financial statements for the fiscal year ended February 29, 2020 and for the period from March 20, 2018 (inception) through February 28, 2019, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that, the reports on the financial statements as of and for the year ended February 29, 2020 and for the period from March 20, 2018 (inception) through February 28, 2019, each contained a separate explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

During the fiscal year ended February 29, 2020 and for the period from March 20, 2018 (inception) through February 28, 2019, and the subsequent interim period through November 30, 2020, there have been no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference thereto in their reports on the financial statements for such fiscal years.

During the fiscal year ended February 29, 2020 and for the period from March 20, 2018 (inception) through February 28, 2019, and any subsequent interim period through November 30, 2020, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

We have provided Marcum with a copy of this disclosure made in response to Item 304(a) of Regulation S-K and requested that Marcum furnish us with a copy of its letter addressed to the SEC, pursuant to Item 304(a)(3) of Regulation S-K, stating whether Marcum agrees with the statements made by us in response to Item 304(a) of Regulation S-K. A copy of Marcum’s letter to the SEC dated January 20, 2021, is filed as Exhibit 16.1 hereto.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

As of December 31, 2021, we have remediated the previously reported material weakness in our internal control over financial reporting related to the operation of internal controls related to the accounting for certain non-routine transactions and related disclosures.

In connection with the audit of our annual 2020 consolidated financial statements, we identified a material weakness in our internal control over the accounting for certain complex non-routine transactions and related disclosures which resulted in (i) errors in accrued consulting expenses, (ii) improperly recorded interest expense related to the beneficial conversion feature triggered upon the conversion of certain notes into common stock and incorrect calculations of the related beneficial conversion feature and (iii) errors in recording gain for common stock issued in lieu of salary. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The 2020 material weakness did not result in any identified misstatements to the 2020 financial statements, and there were no changes to previously released financial results. In light of the material weakness, we performed additional analyses and other post-closing procedures to ensure our 2021 consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, our CEO and CFO have certified that, based on their knowledge, the consolidated financial statements, and other financial information included in this Form 10-K, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Annual Report on Form 10-K.

We began remediation efforts in 2021 for our accounting of non-routine complex transactions controls by (a) implementing changes to our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness, including further improvements in processes and analyses that support the accounting for complex non-routine transactions and related disclosures in a timely manner, (b) engaging a new third-party technical accounting specialist with technical accounting expertise to review complex non-routine transactions on a prospective basis, and (c) hiring experienced additional accounting and financial reporting personnel. The initiatives we implemented to remediate the material weakness were subject to continued management review as well as audit committee oversight. The material weakness was not considered remediated until our remediation efforts had been fully implemented and we had concluded that these controls are operating effectively.

We believe these measures remediated the material weakness in internal control over financial reporting described above. The related modified and new controls are adequately designed and have operated for a sufficient period of time; therefore, management has concluded, through testing, that such controls are operating effectively at the reasonable assurance level at December 31, 2021.

Changes in Internal Control Over Financial Reporting

Other than the changes to remediate the 2020 material weakness noted above, there were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our officers and directors.

Name	Age	Position
Laxminarayan Bhat	56	President Chief Executive Officer, Director
Marc Cantillon, MD	63	Chief Medical Officer
Narayan Prabhu	50	Chief Financial Officer
Parag Saxena	66	Chairman of the Board
Richard Margolin	71	Director
Purav Patel	39	Director
Les Funtleyder	52	Director

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

Les  Funtleyder has served as a member of our Board of Directors since December 2020. Mr. Funtleyder has served as a member of the board of directors of Applied Therapeutics Inc. (NASDAQ: APLT), a clinical-stage biopharmaceutical company, since June 2016 and served as its interim Chief Financial Officer from December 2018 to April 2019. Mr. Funtleyder has also served as a healthcare portfolio manager at E Squared Capital Management, LLC since January 2014, a senior external advisor with McKinsey and Co. since June 2017, and a consulting partner at Bluecloud Health, a private equity healthcare fund, since December 2013. Mr. Funtleyder previously served as the director of strategic investments and communications of OPKO Health Inc. (NASDAQ: OPK), a publicly traded healthcare company, from April 2014 to June 2016. Mr. Funtleyder currently serves on the board of directors of several private healthcare companies and foundations. Mr. Funtleyder is also an adjunct professor of Healthcare Investing at Columbia University’s School of Public Health. Mr. Funtleyder received his B.A. from Tulane University and MPH from Columbia University Mailman School of Public Health.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Mr. Saxena (chair), Mr. Funtleyder and Mr. Patel, and Mr. Saxena serves as the chairperson of the nominating and corporate governance committee. Each of the members of the nominating and corporate governance committee meets the requirements for independence under the applicable rules and regulations of the SEC and rules of Nasdaq. Our nominating and corporate governance committee is responsible for, among other things:

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

ITEM 11.    EXECUTIVE COMPENSATION

As we are an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to emerging growth companies. The scaled down disclosure rules are those applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for our principal executive officer and our two most highly compensated executive officers, other than the principal executive officer, whose total compensation for 2021 exceeded $100,000 and who were serving as executive officers as of December 31, 2021. We refer to these individuals as “named executive officers.” Our named executive officers, consisting of our principal executive officer and the next two most highly compensated executive officers, for the year ended December 31, 2021, were:

●	Laxminarayan Bhat, our Chief Executive Officer and President;

●	Narayan Prabhu, our Chief Financial Officer; and

●	Marc Cantillon, our Chief Medical Officer.

2021 Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our named executive officers during the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($) (1)	Total ($)
Laxminarayan Bhat, PhD (2)	2021	400,000		200,054		—	600,054
Chief Executive Officer and President	2020	247,952	(5)	—		—	247,952

Marc Cantillon, MD (3)	2021	385,000		116,981		—	501,981
Chief Medical Officer	2020	46,042		—		—	46,042

Narayan Prabhu (4)	2021	275,000		—	(6)	162,134	437,134
Chief Financial Officer	2020	13,573		31,731		—	45,304

(1) Amounts reflect the grant date fair value of option awards granted in 2021 and 2020 in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 11 to our Consolidated Financial Statements included in this report. These amounts do not correspond to the actual value that may be received by the named executive officers if the stock options are exercised.

(2) Laxminarayan Bhat has served as Chief Executive Officer and President since the formation of Old Reviva in May 2006.

(3) Marc Cantillon has served as our Chief Medical Officer since 2013.

(4) Narayan Prabhu began serving as our Chief Financial Officer on December 14, 2020.

(5) Includes salary amount earned but deferred during the fiscal year ended December 31, 2020. The total salary amount paid, or to be paid, in cash to Dr. Bhat during the fiscal year ended December 31, 2020 was approximately $187,952. Pursuant to a Stock Issuance Agreement and Release entered into as of September 24, 2020 with Dr. Bhat, 132,506 shares common stock of Reviva were issued to Dr. Bhat in full satisfaction of the entire deferred salary balance owed to Dr. Bhat.

(6) As of March 15, 2022, the amount of bonus for fiscal 2021 has not yet been determined. The actual amount of bonus is expected to be determined during the second quarter of 2022.

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

In addition, Mr. Prabhu is eligible for a discretionary bonus. Pursuant to the Prabhu Offer Letter, subject to approval by the board of directors, Mr. Prabhu was granted a stock option to purchase up to fifty thousand (50,000) shares of our common stock pursuant to our 2020 Equity Incentive Plan on April 14, 2021. Pursuant to the terms of the Prabhu Offer Letter, Mr. Prabhu is also eligible to receive, from time to time, equity awards under our 2020 Equity Incentive Plan, or any other equity incentive plan that we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors, or a committee thereof, in their discretion.

The Prabhu Offer Letter contains customary confidentiality and assignment of inventions provisions.

Marc Cantillon. Old Reviva entered into an Offer Letter on December 12, 2012 with Marc Cantillon as its Chief Medical Officer (the “2012 Offer Letter”). In October 2015, Dr. Cantillon entered into a letter agreement with Old Reviva pursuant to which Dr. Cantillon agreed to a reduction in his base annual salary to $100,000.00 for an indefinite period of time (the “2015 Reduction Letter”). In March 2016, Dr. Cantillon entered into a letter agreement with Old Reviva pursuant to which Dr. Cantillon agreed to a reduction in his base annual salary to $30,000.00 for an indefinite period of time (the “2016 Reduction Letter,” together with the 2012 Offer Letter and the 2015 Reduction Letter, the “Prior Cantillon Offer Letter”). The Cantillon Offer Letter was assumed by us at the Effective Time and constituted an at-will employment agreement. On April 14, 2021, we entered into an employment letter with Dr. Cantillon (the “2021 Cantillon Employment Letter”). The 2021 Employment Letter supersedes the Prior Cantillon Offer Letter. The 2021 Employment Letter provides for Dr. Cantillon to continue to serve as the Company’s Chief Medical Officer reporting to the Company’s Chief Executive Officer or its board of directors and provides for an annual base salary of $385,000, retroactive to December 15, 2020 (the day following the Business Combination). Under the 2021 Employment Letter, Dr. Cantillon is eligible for annual bonuses in the discretion of the Company’s board of directors, but will receive a bonus for 2021 equal to 30% of his 2021 base salary. To receive any bonus, Dr. Cantillon must be employed by the Company at the time of payment. Dr. Cantillon may also receive, in the discretion of the Company’s board of directors, equity awards under the Company’s 2020 Equity Incentive Plan or any other equity incentive plan that the Company may adopt in the future. Pursuant to the 2021 Employment Letter, Dr. Cantillon’s employment with the Company will continue to be at-will. The 2021 Employment Letter also contains customary confidentiality and assignment of inventions provisions.

Dr. Cantillon is also eligible to receive, from time to time, equity awards under our 2020 Equity Incentive Plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors, or a committee thereof, in their discretion.

Outstanding Equity Awards at Fiscal Year-End — 2021

The following table summarizes, for each of the named executive officers, the number of shares of our common stock underlying outstanding stock options held as of December 31, 2021.

	Option Awards
	Number of Securities Underlying Unexercised Options
Name	Exerciseable	Unexerciseable		Option Exercise Price ($)	Option Expiration Date

Laxminarayan Bhat, PhD (CEO)	—	—	(1)	—	—

Marc Cantillon, MD (COO)	15,226	—	(2)	11.89	09/20/2022
	30,453	—	(3)	11.89	12/04/2022
	7,613	—	(4)	31.33	12/04/2024

Narayan Prabhu (CFO)	12,500	37,500	(5)	4.30	04/13/2031

(1)	As of December 31, 2021 our principal executive officer did not hold any outstanding equity awards.
(2)

Represents options to purchase shares of our common stock granted on September 21, 2012 with an exercise price of $11.89 per share. The shares underlying the option vest straight-line on a monthly basis over 24 months from June 2012 to May 2014. The option grant was made pursuant to our 2006 Equity Incentive Plan.

(3)

Represents options to purchase shares of our common stock granted on December 5, 2012 with an exercise price of $11.89 per share. The shares underlying the option vest straight-line on a monthly basis over 24 months from December 2012 to November 2014. The option grant was made pursuant to our 2006 Equity Incentive Plan.

(4)

Represents options to purchase shares of our common stock granted on December 5, 2014 with an exercise price of $31.33 per share. The shares underlying the option vest straight-line on a monthly basis over 24 months from February 2014 to January 2016. The option grant was made pursuant to our 2006 Equity Incentive Plan.

(5)

Represents options to purchase shares of our common stock granted on April 14, 2021 with an exercise price of $4.30 per share. The shares underlying the option vest starting December 2020 with 25% after a one-year cliff in December 2021, then straight-line on a monthly basis over the following 36 months from January 2022 to December 2024. The award was made pursuant to the 2020 Equity Incentive Plan.

Director Compensation

The following table sets forth information concerning the compensation paid to certain of our non-employee directors during 2021.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
Les Funtleyder	51,252	28,134	(2)	79,386
Richard Margolin	45,000	28,134	(3)	73,134
Purav Patel	53,751	77,818	(4)	131,569
Parag Saxena	70,252	28,134	(5)	98,386

(1)

Amounts reflect the aggregate grant date fair value of each stock option granted in 2021 in accordance with the Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 11 to our Consolidated Financial Statements included in this report. These amounts do not correspond to the actual value that may be received by the directors if the stock options are exercised.

(2)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2021 held by Mr. Funtleyder was 9,300.
(3)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2021 held by Dr. Margolin was 9,300.
(4)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2021 held by Mr. Patel was 24,527.
(5)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2021 held by Mr. Saxena was 9,300.

Non-Employee Director Compensation

Our board of directors approved a non-employee director compensation policy on June 15, 2021. This policy provides for the following compensation:

The Non-Employee Director Compensation Policy provides for the following cash compensation:

●	Each non-employee director is entitled to receive an annual cash retainer fee of $32,500, except that the Chairman of the Board is entitled to receive an annual cash retainer fee of $57,500;
●

Each non-employee director sitting on the Audit Committee is entitled to receive an annual cash retainer fee of $7,500, except that the Chairman of the Audit Committee is entitled to receive an annual cash retainer fee of $15,000;

●

Each non-employee director sitting on the Compensation Committee is entitled to receive an annual cash retainer fee of $5,000, except that the Chairman of the Compensation Committee is entitled to receive an annual cash retainer fee of $10,000;

●

Each non-employee director sitting on the Governance Committee is entitled to receive an annual cash retainer fee of $3,750, except that the Chairman of the Governance Committee is entitled to receive an annual cash retainer fee of $7,750; and

●	No per meeting fees shall be paid.

All annual cash retainer fees under the Non-Employee Director Compensation Policy will be paid quarterly in arrears.

The Non-Employee Director Compensation Policy also provides generally for the following equity compensation under the Company’s existing 2020 Equity Incentive Plan, or any other equity incentive plan the Company may adopt in the future:

●

Each non-employee director is entitled to receive, upon initial election, a one-time initial equity grant of nonqualified stock options (the “Initial Equity Grant”) in respect of a whole number of shares of our Common Stock (as defined in the 2020 Equity Incentive Plan) with an approximate value of $20,000. All of the shares subject to the Initial Equity Grant shall vest 33% per year over three years from the date of initial election, provided that the recipient remains a director of through each vesting date.

●

Each non-employee director is entitled to receive an annual equity grant of nonqualified stock options (the “Annual Equity Grant”) in respect of a whole number of shares of the our Common Stock (as defined in the 2020 Equity Incentive Plan) with an approximate value of $20,000. All of the shares subject to the Annual Equity Grant shall cliff vest after 1-year, provided that the recipient remains a director through the vesting date.

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

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)		(b)	(c)(3)
Equity compensation plans approved by security holders(1)	192,898	(2)	$8.46	1,257,334	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	192,898		$8.46	1,257,334

(1)	The amounts shown in this row include securities under the 2006 Equity Incentive Plan and the 2020 Equity Incentive Plan.
(2)

Includes 65,471 and 127,427 shares of common stock issuable upon exercise of outstanding options pursuant to the 2006 Equity Incentive Plan and 2020 Equity Incentive Plan, respectively, as of December 31, 2021.

(3)

In accordance with the “evergreen” provision in our 2020 Equity Incentive Plan, an additional 1,443,329 shares were automatically made available for issuance on the first day of 2022, which represents 10% of the number of shares outstanding on December 31, 2021; these shares are excluded from this calculation.

(4)	Includes 0 and 1,257,334 shares of common stock available for issuance under the 2006 Equity Incentive Plan and 2020 Equity Incentive Plan, respectively, as of December 31, 2021.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company, on March 1, 2022, by:

●	each person known by the Company to be, or expected to be, the beneficial owner of more than 5% of shares of the Company’s Common Stock; and

●	each of the Company’s executive officers and directors.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership of the common stock of the Company is based on 15,133,286 shares of common stock issued and outstanding as of March 1, 2022,.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Officers and Directors (1)
Laxminarayan Bhat (2)	2,490,334	16.45%
Marc Cantillon (3)	69,012	*
Les Funtleyder (4)	1,333	*
Richard Margolin (5)	1,333	*
Purav Patel (6)	77,746	*
Narayan Prabhu (7)	16,666	*
Parag Saxena (8) (9)	2,302,209	15.21%
All Directors and Officers as a Group (seven persons)	4,958,633	32.58%

Greater than Five Percent Holders:
Tang Capital Partners, L.P. (10)	1,546,422	9.99%

* Less than one percent.

(1)	The business address of each of the officers and directors is c/o Reviva Pharmaceuticals Holdings, Inc., 19925 Stevens Creek Blvd., Suite 100, Cupertino, CA 95014.

(2)

Includes (a) 5,388 shares of Common Stock held by Dr. Bhat’s spouse and (b) 6,090 shares of Common Stock issuable upon the exercise of Assumed Options held by Dr. Bhat’s spouse, that are exercisable or will be exercisable within 60 days of March 1, 2022.

(3)	Includes 53,292 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 1, 2022.

(4)

Includes 1,333 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 1, 2022. Does not include 7,967 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2022.

(5)

Includes 1,333 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 1, 2022. Does not include 7,967 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2022.

(6)

Includes 5,139 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 1, 2022. Does not include 19,388 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2022.

(7)

Includes 16,666 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 1, 2022. Does not include 33,334 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 1, 2022.

(8)

Based on the information provided in the Schedule 13D/A filed with the SEC on June 3, 2021 by Mr. Saxena with respect to himself, Vedanta Associates, L.P., Beta Operators Fund, L.P., Vedanta Associates-R, L.P. and Vedanta Partners, LLC. Includes (a) 99,539 shares held by Vedanta Associates, L.P. (b) 399,000 shares held by Beta Operators Fund, L.P. (c) 931,000 shares held by Vedanta Associates-R, L.P . Vedanta Partners, LLC is the general partner of Vedanta Associates, L.P and Vedanta Associates-R, L.P. Vedanta Associates, L.P. is the general partner of Beta Operators Fund, L.P. Vedanta Partners, LLC has voting and dispositive power over the securities held by Vedanta Associates, L.P. and Vedanta Associates-R, L.P. Vedanta Associates, LP. has voting and dispositive power over securities held by Beta Operators Fund L.P. Parag Saxena is the majority owner of Vedanta Partners, LLC and controls Vedanta Partners, LLC, Vedanta Associates-R, L.P. and Beta Operators Fund, L.P. and may be deemed to be the beneficial owner of such securities. Mr. Saxena, however, disclaims beneficial ownership over any securities owned by Vedanta Associates, L.P. Vedanta Associates-R, L.P. and Beta Operators Fund, L.P in which he does not have any pecuniary interest and (d) 1,333 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 1, 2022. Does not include (a) 299,250 shares of common stock issuable upon the exercise of 399,000 warrants held by Beta Operators Fund, L.P. which are subject to a 4.99% beneficial ownership limitation blocker, (b) 698,250 shares of common stock issuable upon the exercise of 931,000 warrants held by Vedanta Associates-R, L.P. which are subject to a 4.99% beneficial ownership limitation blocker and (c) 7,967 shares of common stock issuable upon the exercise of stock options held by Mr. Saxena that are not exercisable within 60 days of March 1, 2022..

(9)

The business address of Vedanta Associates, L.P., Beta Operators Fund, L.P., Vedanta Associates-R, L.P. and Vedanta Partners, LLC is c/o Vedanta Partners, LLC, 250 West 55th Street, New York, New York 10019.

(10)

Based on the information provided in the Schedule 13G filed with the SEC on June 3, 2021 by Tang Capital Partners, L.P. with respect to itself, Tang Capital Management, LLC and Kevin Tang. Includes 346,422 shares of Common Stock issuable upon the exercise of warrants that are exercisable or will be exercisable within 60 days. The exercise of the warrants are subject to a 9.99% beneficial ownership limitation blocker which the holder has elected. The amounts and percentages in the table give effect to the beneficial ownership limitation. Tang Capital Management, LLC is the general partner of Tang Capital Partners, L.P. and has voting and dispositive power over the securities held by Tang Capital Partners, L.P. Kevin Tang is the manager of Tang Capital Management, LLC. The address for Tang Capital Partners, L.P., Tang Capital Management, LLC and Kevin Tang is 4747 Executive Drive, Suite 210, San Diego, CA 92121. Does not include 6,386,823 shares of common stock issuable upon the exercise of warrants held by Tang Capital Partners, L.P. which are subject to a 9.99% beneficial ownership limitation blocker.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2020, to which we or Tenzing have been a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of our average total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the section entitled “Executive Compensation.”

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

On December 28, 2020, Sponsor conducted a liquidating distribution of all of the shares of Company common stock that it held on such date, including the founder shares of common stock issued to Sponsor (the “Founder Shares”), shares of common stock that were issued to Sponsor as part of the private placement of units  that took place simultaneously with the closing of Tenzing’s IPO (the “ Sponsor’s Private Placement Shares,” and Working Capital Shares, to its members (as permitted transferees pursuant to a liquidating distribution) and assigned its registration rights in connection with the distribution. As a result, each of the members of Sponsor have the same registration rights and transfer restrictions with respect to the shares of Company common stock, including the Founder Shares, Sponsor’s Private Placement Shares, and Working Capital Shares, received by such member pursuant to the liquidating distribution.

Related Party Non-Redemption Agreement

Pursuant to the Non-Redemption Agreement, on December 14, 2020 Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”) received (a) fifty-five thousand fifty (55,050) shares of common stock that were issued by the Company, (b) three hundred forty-three thousand (343,000) Private Placement Warrants that were acquired by Sponsor as part of the private placement units issued to Sponsor in connection with Tenzing’s IPO, which Sponsor transferred to Sabby on December 15, 2020 pursuant to the terms of the Non-Redemption Agreement and (c) the Working Capital Warrants, which Sponsor transferred to Shareholder on December 15, 2020.

Old Reviva Related Person Transactions

Promissory Notes

On July 11, 2016, Old Reviva issued a note to Purav Patel, one of Old Reviva’s directors, in the name of PENSCO Trust Company, Custodian, FBO Purav Patel IRA, pursuant to which Old Reviva borrowed an aggregate principal amount of $50,000.00. The entire balance of the note was used to help finance Old Reviva’s operations. The note initially accrued interest at a rate of 8% per annum with a maturity date of July 11, 2017. The convertible promissory note had been in default since the maturity date, and was accruing interest at a default rate of 12% per annum. Pursuant to an amendment to the note, on December 14, 2020, immediately prior to the consummation of the Business Combination, the note converted into a number of shares of Old Reviva common stock equal to the quotient (rounded down to the nearest whole share) obtained by dividing (A) the sum of all then outstanding principal and accrued but unpaid interest on a date that was no more than five (5) days prior to the consummation of the Business Combination (which interest balance was approximately $24,499) by (B) a conversion price equal to $1.329698. Upon issuance of such shares of Old Reviva common stock all of the existing obligations of Old Reviva under the note were satisfied in full and irrevocably discharged, terminated and released, and Mr. Patel retained no rights with respect to such note.

On July 11, 2016, Old Reviva issued a note to Purav Patel, one of Old Reviva’s directors, pursuant to which Old Reviva borrowed an aggregate principal amount of $50,000. The entire balance of the note was used to help finance Old Reviva’s operations. The note initially accrued interest at a rate of 8% per annum with a maturity date of July 11, 2017. The convertible promissory note had been in default since the maturity date, and was accruing interest at a default rate of 12% per annum. Pursuant to an amendment to the note, on December 14, 2020, immediately prior to the consummation of the Business Combination, the note converted into a number of shares of Old Reviva common stock equal to the quotient (rounded down to the nearest whole share) obtained by dividing (A) the sum of all then outstanding principal and accrued but unpaid interest on a date that was no more than five (5) days prior to the consummation of the Business Combination (which interest balance was approximately $24,499) by (B) a conversion price equal to $1.329698. Upon issuance of such shares of Old Reviva common stock all of the existing obligations of Old Reviva under the note were satisfied in full and irrevocably discharged, terminated and released and Mr. Patel retained no rights with respect to such note.

On November 13, 2018, Old Reviva issued a note to Purav Patel, one of Old Reviva’s directors, pursuant to which Old Reviva borrowed an aggregate principal amount of $50,000. The entire balance of the note was used to help finance Old Reviva’s operations. The note accrued interest at a rate of 8% per annum with a maturity date of May 13, 2019. Pursuant to an amendment to the note, on December 14, 2020, immediately prior to the consummation of the Business Combination, the note converted into a number of shares of Old Reviva common stock equal to the quotient (rounded down to the nearest whole share) obtained by dividing (A) the sum of all then outstanding principal and accrued but unpaid interest on a date that was no more than five (5) days prior to the consummation of the Business Combination (which interest balance was approximately $8,296) by (B) a conversion price equal to $0.831018. Upon issuance of such shares of Old Reviva common stock all of the existing obligations of Old Reviva under the note were satisfied in full and irrevocably discharged, terminated and released and Mr. Patel retained no rights with respect to such note.

On December 13, 2018, Old Reviva issued a note to Buena Vista Fund II, LLC of which Purav Patel, one of Old Reviva’s directors, is Managing Member, in the principal amount of $25,000. The entire balance of the note was used to help finance Old Reviva’s operations. The note accrued interest at a rate of 8% per annum with a maturity date of June 13, 2019. Pursuant to an amendment to the note, on December 14, 2020, immediately prior to the consummation of the Business Combination, the note converted into a number of shares of Old Reviva common stock equal to the quotient (rounded down to the nearest whole share) obtained by dividing (A) the sum of all then outstanding principal and accrued but unpaid interest on a date that was no more than five (5) days prior to the consummation of the Business Combination (which interest balance was approximately $3,984) by (B) a conversion price equal to $1.330045. Upon issuance of such shares of Old Reviva common stock all of the existing obligations of Old Reviva under the note were satisfied in full and irrevocably discharged, terminated and released and Buena Vista Fund II, LLC retained no rights with respect to such note.

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

Related Party Payable

Old Reviva had related party payables due to Laxminarayan Bhat, Old Reviva’s Chief Executive Officer, for expenses that were incurred on Old Reviva’s behalf by Dr. Bhat totaling $75,707 as of December 4, 2020, which amount was reimbursed to Dr. Bhat on December 7, 2020.

Indian Subsidiary

Mr. Krishnamurthy Bhat, an Indian resident and the brother of Dr. Bhat, the Company’s Chief Executive Officer, holds a 1% ownership stake and is a director of the Company’s subsidiary, Reviva Pharmaceuticals India Private Limited. The Indian government regulates ownership of Indian companies by non-residents. Foreign investment in Indian securities is generally regulated by the Consolidated Policy on Foreign Direct Investment issued by the Government and the Foreign Exchange Management Act, 1999, which prevents 100% ownership by a foreign parent company of its Indian subsidiary.

Employment

Reviva employs Seema R. Bhat, the spouse of Laxminarayan Bhat, the Company’s Chief Executive Officer, as its Vice President for Program & Portfolio Management, pursuant to an Offer Letter dated March 1, 2011 (the “Bhat 2011 Offer Letter”). In October 2015, Ms. Bhat entered into a letter agreement with Old Reviva pursuant to which Ms. Bhat agreed to a reduction in her base annual salary to $30,000.00 for an indefinite period of time. Effective since October 2018, Ms. Bhat had agreed to defer her entire salary, without interest. Effective as of October 2, 2020, 35,385 shares of Old Reviva common stock were issued to Ms. Bhat in full satisfaction of the entire deferred salary balance owed to Ms. Bhat, pursuant to a Stock Issuance Agreement and Release.

On June 16, 2021, the Company entered into an Employment Letter with Ms. Bhat (the “Bhat 2021 Employment Letter”), which supersedes the Bhat 2011 Offer Letter. The Bhat 2021 Employment Letter provides for Ms. Bhat to continue to serve as our Vice President for Program & Portfolio Management reporting to our Chief Executive Officer or our Board and provides for an annual base salary of $277,000, retroactive to December 15, 2020 (the day following the Business Combination). Under the Bhat 2021 Employment Letter, Ms. Bhat is eligible for annual bonuses in the discretion of our Board.  The Bhat 2021 Employment Letter provides that to receive any bonus, Ms. Bhat must be employed by the Company at the time of payment. The Bhat 2021 Employment Letter provides that Ms. Bhat may also receive, in the discretion of our Board, equity awards under the Company’s 2020 Equity Incentive Plan or any other equity incentive plan that the Company may adopt in the future. The Bhat 2021 Employment Letter contains customary confidentiality and assignment of inventions provisions.

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

Participation in 2021 Offering

Vedanta Associates, LP (“VA”), an affiliate of Parag Saxena, the Chairman of our Board, or one or more accounts affiliated with VA (such funds or accounts, together with VA, the “Vedanta Accounts”) purchased an aggregate of $4,987,500 in units in the Company’s public offering completed in June 2021 at the public offering price. The underwriters received the same discount on the units purchased by the Vedanta Accounts as they did from any other units sold to the public in this public offering.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table summarizes the fees for professional services rendered by Armanino LLP, the Company’s (and Old Reviva’s, prior to the Business Combination) independent registered public accounting firm, for each of the respective last two fiscal years:

Year ending December 31,	2021	2020
Audit fees(1)(2)(3)	$336,417	$253,077
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$336,417	$253,077

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements.

(2)	For the fiscal year ended December 31, 2021, Audit fees of $384,300 were paid to Armanino LLP.
(3)	For the fiscal year ended December 31, 2020, Audit fees of $88,957 were paid to Armanino LLP.

Auditor Independence

In our fiscal year ended December 31, 2021, there were no other professional services provided by Armanino LLP that would have required our audit committee to consider their compatibility with maintaining the independence of Armanino LLP.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm.  Under this policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence.  All fees paid to Armanino LLP for our fiscal years ended December 31, 2021 and 2020 were pre-approved by our audit committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The financial statements and related notes, together with the report of Armanino LLP appear at pages F-2 through F-20 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Form 10-K.

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

4.5	Specimen common stock certificate of the Company (filed as Exhibit 4.4 to the Company’s Form S-4 (File No. (333-245057) as filed on November 3, 2020, and incorporated herein by reference).

4.6	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Form 10-Q as filed on August 16, 2021, and incorporated herein by reference).

4.7	Form of Pre-Funded Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Company’s Form 10-Q as filed on August 16, 2021, and incorporated herein by reference).

4.8	Form of Pre-Funded Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Company’s Form 10-Q as filed on August 16, 2021, and incorporated herein by reference).

4.9	Warrant Agency Agreement, dated June 1, 2021, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.3 to the Company’s Form 10-Q as filed on August 16, 2021, and incorporated herein by reference).

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

10.9 ++#

Letter Agreement, dated as of April 14, 2021, by and between Marc Cantillon, MD and Reviva Pharmaceuticals Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on April 15, 2021 and incorporated herein by reference).

10.10 #	Form of Indemnification Agreement (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

10.11 #	Saxena Indemnification Agreement (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

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

10.15 #	Form of Incentive Stock Option Grant Agreement (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

10.16 #	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

10.17 #	Reviva Pharmaceuticals, Inc. 2006 Equity Incentive Plan (filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

10.18 #

First Amendment to Reviva Pharmaceuticals, Inc. 2006 Equity Incentive Plan (filed as Exhibit 10.17 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

10.19 #	Form of Assumed Option (filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

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

10.23

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

10.25

Escrow Agreement, dated as of December 14, 2020, by and among the Company, Tenzing LLC, Laxminarayan Bhat and Continental Stock Transfer & Trust Company (filed as Exhibit 10.24 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

10.26

Form of Backstop Agreement, by and among Tenzing Acquisition Corp., Reviva Pharmaceuticals, Inc., and the Investor named therein (filed as exhibit 10.1 to the Company’s Form 8-K filed on October 21, 2020, and incorporated herein by reference).

10.27

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

10.29	Securities Purchase Agreement between Tenzing and Tenzing LLC (incorporated by reference to Exhibit 10.4 of Tenzing's Form S-1 (File No. 333-226263), filed with the SEC on July 20, 2018).

10.30

Form of Amended and Restated Unit Purchase Agreement between Tenzing and the Sponsor (incorporated by reference to Exhibit 10.4 of Tenzing’s Form S-1 (File No. 333-226263), filed with the SEC on August 16, 2018).

10.31	Form of Unit Purchase Agreement between Tenzing and Maxim Group LLC (incorporated by reference to Exhibit 10.7 of Tenzing’s Form S-1 (File No. 333-226263), filed with the SEC on August 16, 2018).

10.32

Promissory Note, dated February 10, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed on February 14, 2020, and incorporated herein by reference).

10.33	Promissory Note, dated May 21, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

10.34	Promissory Note, dated July 24, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed on July 29, 2020, and incorporated herein by reference).

10.35

Promissory Note, dated August 18, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed on August 18, 2020, and incorporated herein by reference).

10.36

Promissory Note, dated September 24, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2020, and incorporated herein by reference).

10.37

Promissory Note, dated November 12, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2020, and incorporated herein by reference).

16.1	Letter from Marcum LLP, dated January 20, 2021 (filed as exhibit 16.1 to the Company’s Form 8-K/A filed on January 20, 2021, and incorporated herein by reference).

21.1	List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

23.1*	Consent of Armanino LLP

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

Reviva Pharmaceuticals Holdings, Inc.
(Registrant)

Date: March 15, 2022	/s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2022	/s/ Narayan Prabhu
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

Signature	Title	Date
		March 15,
/s/ Laxminarayan Bhat	Chief Executive Officer and Director	2022
Laxminarayan Bhat	(Principal Executive Officer)
		March 15,
/s/ Narayan Prabhu	Chief Financial Officer	2022
Narayan Prabhu	(Principal Financial and Accounting Officer)
		March 15,
/s/ Parag Saxena	Chairman of the Board	2022
Parag Saxena
		March 15,
/s/ Richard Margolin	Director	2022
Richard Margolin
		March 15,
/s/ Purav Patel	Director	2022
Purav Patel
		March 15,
/s/ Les Funtleyder	Director	2022
Les Funtleyder

REVIVA PHARMACEUTICALS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Reviva Pharmaceuticals Holdings, Inc.

Cupertino, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reviva Pharmaceuticals Holdings, Inc. (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

San Ramon, California

March 15, 2022

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020

	December 31,
	2021	2020

Assets
Cash	$29,687,944	$8,760,462
Prepaid expenses and other current assets	1,716,057	1,816
Total Assets	$31,404,001	$8,762,278

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$509,583	$1,008,046
Accrued expenses and other current liabilities	1,835,228	324,697
Total current liabilities	2,344,811	1,332,743
Warrant liabilities	372,730	1,963,785
Total Liabilities	2,717,541	3,296,528

Commitments and contingencies (Note 12)

Stockholders' equity
Common stock, par value of $0.0001; 115,000,000 shares authorized; 14,433,286 and 9,231,737 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively	1,443	923
Additional paid-in capital	95,516,986	63,774,920
Accumulated deficit	(66,831,969)	(58,310,093)
Total stockholders' equity	28,686,460	5,465,750
Total Liabilities and Stockholders' Equity	$31,404,001	$8,762,278

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
Operating expenses
Research and development	$4,851,602	$295,150
General and administrative	5,252,911	2,139,501
Total operating expenses	10,104,513	2,434,651
Loss from operations	(10,104,513)	(2,434,651)
Other income (expense)
Gain on remeasurement of warrant liabilities	1,591,055	—
Interest and other income (expense), net	(2,414)	105,183
Interest expense	—	(1,453,120)
Total other income (expense), net	1,588,641	(1,347,937)
Loss before provision for income taxes	(8,515,872)	(3,782,588)
Provision for income taxes	6,004	800
Net loss	$(8,521,876)	$(3,783,388)

Net loss per share:
Basic and diluted	$(0.58)	$(1.24)

Weighted average shares outstanding
Basic and diluted	14,790,843	3,061,670

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2021 and 2020

	Series 1,2,3,4 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	1,597,585	$29,069,974	2,768,346	$618	$18,644,683	$(54,526,705)	$(6,811,430)
Issuance of common stock in lieu of deferred compensation	—	—	38,992	25	340,907	—	340,932
Beneficial conversion feature on conversion of notes payable	—	—	—	—	961,680	—	961,680
Issuance of common stock upon conversion of notes and accrued interest	—	—	1,099,947	110	8,499,233	—	8,499,343
Reclassification of warrant liability	—	—	—	—	1,185,577	—	1,185,577
Proceeds from reverse acquisition, net of costs	—	—	—	—	9,375,961	—	9,375,961
Effect of reverse recapitalization, net of costs	(1,597,585)	(29,069,974)	5,324,452	170	24,766,879	—	(4,302,928)
Net loss	—	—	—	—	—	(3,783,388)	(3,783,388)
Balance, December 31, 2020	—	$—	9,231,737	$923	$63,774,920	$(58,310,093)	$5,465,750

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
Year Ended December 31, 2021	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	9,231,737	$923	$63,774,920	$(58,310,093)	$5,465,750
Issuance of Units in public offering, net	4,133,400	413	31,497,050	—	31,497,463
Common stock issued in connection with warrant exercises	1,057,149	106	98,375	—	98,481
Common stock issued to consultant in exchange for services	11,000	1	39,928	—	39,929
Stock-based compensation expense	—	—	106,713	—	106,713
Net loss	—	—	—	(8,521,876)	(8,521,876)
Balance at December 31, 2021	14,433,286	$1,443	$95,516,986	$(66,831,969)	$28,686,460

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(8,521,876)	$(3,783,388)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	—	591
Change in fair value of warrant liabilities	(1,591,055)	1,084,052
Noncash interest expense	—	961,680
Issuance of stock in exchange for services	39,929	—
Stock-based compensation expense	106,713	—
Changes in operating assets and liabilities:
Deferred cost	—	(2,330,738)
Prepaid expenses and other current assets	(1,714,241)	—
Accounts payable	(498,463)	775,101
Accrued interest	—	—
Accrued expenses and other current liabilities	1,510,531	(773,922)
Net cash used in operating activities	(10,668,462)	(4,066,624)
Cash flows from financing activities
Issuance of common stock in lieu of deferred compensation	—	340,932
Proceeds from business combination, net of costs	—	9,375,961
Proceeds from issuance of Units in public offering, net	31,497,463	—
Proceeds from issuance of stock upon warrant exercises	98,481	—
Proceeds from issuance of convertible promissory notes	—	3,110,000
Net cash provided by financing activities	31,595,944	12,826,893
Net increase (decrease) in cash	20,927,482	8,760,269
Cash, beginning of period	8,760,462	193
Cash, end of period	$29,687,944	$8,760,462

Supplemental disclosures of cash flow information:
Cash paid for taxes	$2,400	$800
Cash paid for interest	$—	$327,076
Supplemental schedule of noncash financing and investing activities:
Conversion of convertible promissory notes into common stock	$—	$6,875,088
Payment of certain deferred costs from proceeds from business combination	$—	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

Cash

The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. As of December 31, 2021, and 2020, the Company’s cash was maintained in demand deposit forms at two financial institutions. Deposits in financial institutions may, from time to time, have exceed federally insured limits.

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

Leases

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), as amended. The ASU introduces a new lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of consolidated financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this standard effective January 1, 2019, and determined that there is no material impact that the new accounting guidance will have on its financial statements and related disclosures.

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

• Forfeiture rate — The Company made the one-time election to recognize forfeitures when they occur.

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

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	December 31,
	2021	2020
Computer equipment	$32,500	$32,500
Furniture and fixtures	9,208	9,208
Accumulated depreciation	(41,708)	(41,708)
Property and equipment, net	$—	$—

Depreciation expense for the years ended December 31, 2021 and 2020 was $0 and $591 respectively.

6.   EMPLOYEE BENEFIT PLAN

In 2014, Reviva Pharmaceuticals, Inc. implemented a tax deferred savings plan, commonly referred to as a 401(k) plan. Employee’s contributions are withheld from standard payroll checks and are automatically withdrawn from the Company checking account and deposited into individual employee retirement accounts a few days following each payroll period. Employees can defer or contribute the statutory legal limits. There has been no Company matching of employee contributions to the plan through December 31, 2021.

7.   CONVERTIBLE PROMISSORY NOTES

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

8.   INCOME TAXES

As a result of the Company's history of net operating losses and full valuation allowance against its deferred tax assets, there was no current or deferred income tax provision other that current state minimum taxes for the years ended December 31, 2021 and 2020.

Reconciliations to the statutory federal income tax rate and the Company's effective tax rate consist of the following:

	Year Ended December 31,
	2021	2020
Statutory federal income tax rate	$(1,788,135)	$(794,343)
State income taxes, net of federal tax benefits	(58,152)	(114,864)
Stock-based compensation	8,924	—
Foreign rate differential	1,414	(45)
Warrant expense	(334,122)	227,651
Beneficial conversion feature related to notes	—	201,953
Other permanent differences	5,301	19,204
Valuation allowance	2,173,051	461,244
	$8,281	$800

The components of deferred tax assets included on the balance sheet are:

	December 31,
	2021	2020
NOL carryforwards	$11,262,916	$9,177,607
Accruals and reserves	81,911	10,898
Stock compensation	197,508	237,976
Fixed assets/capitalized start-up costs	2,557	3,332
	11,544,892	9,429,813
Valuation allowance	(11,544,892)	(9,429,813)
Net deferred tax assets	—	—
Deferred income taxes	$—	$—

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding realization of such assets.  The total increase in valuation allowance is $2,115,079 for the year ending December 31, 2021.

The Company currently has net operating loss carryforwards of approximately $49.2 million and $13.2 million for U.S. Federal and state purposes respectively. Approximately $35.3 million of the U.S. federal losses begin to expire in 2029. The balance, all post-2018 federal net operating losses may be carried forward indefinitely. The deferred tax asset relates to the NOL carryforwards. Management has determined based on all the available information that a 100% valuation reserve is required.

As of December 31, 2021 and 2020, the Company had no research and development credit carryforwards to offset federal and California state income taxes, respectively, available to reduce its future taxable income, if any.

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company.  In the event that the Company has a change in ownership, utilization of carryforwards could be limited.

The Company has elected to recognize interest and penalties related to uncertain tax positions as components of income tax expense.  As of December 31, 2021 and 2020, the Company has no accrual for payment of interest related to unrecognized tax benefits.

The Company’s income tax returns for all years remain open to examination by federal and state taxing authorities.  The Company does not expect that its unrecognized tax benefit will change significantly in the next 12 months.

As of December 31, 2021 and 2020, the Company has no unrecognized tax benefits that, if recognized, would change its effective rate.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impacted the 2019 and 2020 income tax provision computations of the Company and were reflected in the appropriate periods. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. As the company is in losses, there is no modification for the current year.

9.   LOSS PER SHARE

Loss per share calculations for all periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Subsequent to the Business Combination, earnings per share is calculated based on the weighted average shares of common stock then outstanding.

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

For the years ended December 31, 2021 and 2020, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 13,883,732 and 7,007,581 shares and the dilutive effect of outstanding stock options totaling 192,898 and 65,471, as described in Note 11, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. Additionally, 1,000,000 earn-out shares have been excluded as they are not considered issued for accounting purposes.

10.   STOCKHOLDERS’ EQUITY (DEFICIT)

Our authorized capital stock consists of:

●	115,000,000 shares of common stock, par value $0.0001 per share; and

●	10,000,000 shares of preferred stock, par value $0.0001 per share.

As of December 31, 2021, there were 14,433,286 shares of our common stock outstanding, and no shares of preferred stock outstanding. In November 2021, the Company issued 11,000 shares of common stock to a consultant in exchange for services provided. In September 2020, the Company issued 38,992 shares of common stock to current and past employees in lieu of certain dues and obligations.

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

Warrants

As of December 31, 2021, there were public warrants outstanding to purchase an aggregate of 6,325,000 shares of common stock and private warrants outstanding to purchase an aggregate of 556,313 shares of common stock.

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

The Company classified the private warrants pursuant to ASC 815 as derivative liabilities with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. The Company calculated the fair value of the private warrants as of December 31, 2021 as $372,730 using a Black-Scholes model. The key inputs used in the Black-Scholes calculation were, the risk-free interest rate, expected volatility, expected life, exercise price and stock price. The risk-free interest rate was estimated to be 1.11%, the expected volatility was estimated to be 73.0%, and the expected life was estimated to be 3.96 years. The exercise price was $11.50, and the stock price $2.89. Due to fair value changes during the year ended December 31, 2021, the Company recorded a gain on remeasurement of warrant liabilities of $1,591,055.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or a recapitalization, reorganization, merger or consolidation.

Further, there were assumed warrants outstanding to purchase an aggregate of 126,268 shares of common stock. These warrants were classified as equity as of December 31, 2021, and December 31, 2020. The fair value of these warrants on the date of issuance was $1,279,182.

In connection with the Offering, the Company issued Pre-Funded Warrants exercisable for 5,066,600 shares of common stock. Total proceeds from the sale of Units including the Pre-Funded Warrants were approximately $19.0 million and the Pre-Funded Warrants are exercisable into one share of common stock at an exercise price of $0.0001 per share at any time after issuance. Additionally, in connection with the Offering, the Company issued Investor Warrants exercisable for 6,900,000 shares of common stock with an exercise price of $4.125 per share of common stock any time after issuance. The Investor Warrants expire on June 1, 2026. During the year ended December 31, 2021, Investor Warrants for 23,849 shares of common stock were exercised with proceeds of $98,378 and Pre-Funded Warrants for 1,033,300 shares of common stock were exercised with proceeds of $103. The Company has determined that as the Pre-Funded Warrants and Investor Warrants were issued at fair value in a public offering of Units with no debt funding included in the offering, the Pre-Funded Warrants and Investor Warrants should be classified as equity.

Common stock warrants

2020 Warrants

In July 2020, the company issued warrants with a five-year term to purchase 120,456 shares of common stock at $22.99 per share to certain current and past consultants (“2020 warrants”). The 2020 warrants were exercisable immediately. The Company estimated the fair value of the 2020 warrants to be $1,178,182, using the Black-Scholes-Merton option-pricing model with the following assumptions:

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

11.   STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

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

As of December 31, 2021, an aggregate of 1,384,761 shares of common stock may be issued under the 2020 Equity Incentive Plan, subject to equitable adjustment in the event of stock splits and other capital changes (the “Share Reserve”). The Share Reserve will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1st of the year following the year in which the effective date of the 2020 Equity Incentive Plan occurs, and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) ten percent (10%) of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year or (ii) such number of shares of common stock determined by the Company’s board of directors (the “Annual Increase”). Notwithstanding the foregoing and, subject to adjustment as provided in the 2020 Equity Incentive Plan, the maximum number of shares which may be issued in respect of Incentive Stock Options shall be equal to 1,384,761.

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of the fair value of stock options granted to employees, non-employee consultants and non-employee directors. During the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation of $106,713 and $0, respectively. As of December 31, 2021, and 2020, the Company had unrecognized stock-based compensation expense of $281,397 and $0.

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

The assumptions used in estimating the fair value of options granted in 2021 are summarized as follows:

Expected Term in years - 5.20 - 6.08

Volatility – 87.1% - 93.9%

Risk-free interest rate – 0.95% - 1.31%

Dividend Yield – 0.00%

The Company granted no stock options during the year ended December 31, 2020.

Activity under the stock plans for the years ending December 31, 2020 and 2021 is as follows.

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance, December 31, 2019	343,871	112,932	$15.37
Options authorized	461,587	—	$—
Options cancelled	47,461	(47,461)	$—
Effect of plan amendment on business combination	(391,332)	—	$—
Balance, December 31, 2020	461,587	65,471	$16.86
Options authorized	923,174	—	$—
Options granted	(127,427)	127,427	$4.14
Balance, December 31, 2021	1,257,334	192,898	$8.46
Vested and expected to vest, December 31, 2021		192,898	$8.46

Options outstanding under the stock plans are as follows as of December 31, 2021:

Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Prices per Share
48,724	0.85	48,724	$11.89
16,747	2.93	16,747	$31.33
81,227	9.31	17,832	$4.38
46,200	9.89	12,500	$3.72
192,898	6.76	95,803	$8.46

12.   COMMITMENTS AND CONTINGENCIES

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

Operating Leases

The Company adopted ASC 842 to its existing lease on January 1, 2020. The Company has elected to apply the short-term lease exception to leases of one year or less. Presently, the Company has a single twelve-month lease on its Corporate Office located at 19925 Stevens Creek Blvd., Suite 100, Cupertino, CA 95014. The monthly lease payment is approximately $1,200 and the lease was renewed on February 1, 2021, for another 12-month term.

13.   SUBSEQUENT EVENTS

In January 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright, shares of its common stock for aggregate gross proceeds of up to $12.9 million (the “Shares”). As of the date of this filing, the Company has not made any sales pursuant to the ATM Agreement.