Form 10-Q
period 2022-03-31
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2022-05-16
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-38634

Reviva Pharmaceuticals Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-4306526
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

19925 Stevens Creek Blvd., Suite 100
Cupertino, CA	95014
(Address of principal executive offices)	(Zip Code)

(408) 501-8881
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RVPH	The Nasdaq Capital Market
Warrants to purchase one share of Common Stock	RVPHW	The Nasdaq Capital Market

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

As of May 11, 2022 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 15,133,286.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2022	2021

Assets
Cash	$23,421,237	$29,687,944
Prepaid expenses and other current assets	1,847,165	1,716,057
Total Assets	$25,268,402	$31,404,001

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$1,425,834	$509,583
Accrued expenses and other current liabilities	2,197,640	1,835,228
Total current liabilities	3,623,474	2,344,811
Warrant liabilities	283,720	372,730
Total Liabilities	3,907,194	2,717,541

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, par value of $0.0001; 115,000,000 shares authorized; 15,133,286 and 14,433,286 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	1,513	1,443
Additional paid-in capital	95,556,672	95,516,986
Accumulated deficit	(74,196,977)	(66,831,969)
Total stockholders' equity	21,361,208	28,686,460
Total Liabilities and Stockholders' Equity	$25,268,402	$31,404,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$5,830,018	$391,161
General and administrative	1,620,139	1,480,967
Total operating expenses	7,450,157	1,872,128
Loss from operations	(7,450,157)	(1,872,128)
Other income (expense)
Gain on remeasurement of warrant liabilities	89,010	923,480
Interest and other income (expense), net	(232)	148
Total other income (expense), net	88,778	923,628
Loss before provision for income taxes	(7,361,379)	(948,500)
Provision for income taxes	3,629	800
Net loss	$(7,365,008)	$(949,300)

Net loss per share:
Basic and diluted	$(0.40)	$(0.10)

Weighted average shares outstanding
Basic and diluted	18,466,586	9,231,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Three Months Ended March 31, 2022	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	14,433,286	$1,443	$95,516,986	$(66,831,969)	$28,686,460
Common stock issued in connection with warrant exercises	700,000	70	—	—	70
Stock-based compensation expense	—	—	39,686	—	39,686
Net loss	—	—	—	(7,365,008)	(7,365,008)
Balance at March 31, 2022	15,133,286	$1,513	$95,556,672	$(74,196,977)	$21,361,208

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Three Months Ended March 31, 2021	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	9,231,737	$923	$63,774,920	$(58,310,093)	$5,465,750
Net loss	—	—	—	(949,300)	(949,300)
Balance at March 31, 2021	9,231,737	$923	$63,774,920	$(59,259,393)	$4,516,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2022, and 2021

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(7,365,008)	$(949,300)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(89,010)	(923,480)
Stock-based compensation expense	39,686	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	110,213	(1,012,064)
Accounts payable	674,930	(536,743)
Accrued expenses and other current liabilities	362,412	305,344
Net cash used in operating activities	(6,266,777)	(3,116,243)
Cash flows from financing activities
Proceeds from exercise of warrants	70	—
Net cash provided by financing activities	70	—
Net increase (decrease) in cash	(6,266,707)	(3,116,243)
Cash, beginning of period	29,687,944	8,760,462
Cash, end of period	$23,421,237	$5,644,219

Supplemental disclosures of cash flow information:
Cash paid for taxes	$675	$1,600
Cash paid for interest	$—	$—

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The condensed consolidated balance sheet as of December 31, 2021, has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in the quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021, which were included in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2022.

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

4.   AT THE MARKET OFFERING

In January 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright, shares of its common stock for aggregate gross proceeds of up to $12.9 million (the “Shares”). As of March 31, 2022, the Company has not made any sales pursuant to the ATM Agreement.

5.   LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common stock outstanding during the period. For the three months ended March 31, 2022 and 2021, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 13,883,732 and 7,007,581 shares respectively and the dilutive effect of outstanding stock options totaling 192,898, and 65,471 respectively in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. Additionally, 1,000,000 earn-out shares have been excluded as they are not considered issued for accounting purposes.

6.   WARRANTS

As of March 31, 2022, there were public warrants outstanding to purchase an aggregate of 6,325,000 shares of common stock and private warrants outstanding to purchase an aggregate of 556,313 shares of common stock.

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

The Company classified the private warrants pursuant to ASC 815 as derivative liabilities with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. The Company calculated the fair value of the private warrants as of March 31, 2022 as $283,720 using a Black-Scholes model. The key inputs used in the Black-Scholes calculation were, the risk-free interest rate, expected volatility, expected life, exercise price and stock price. The risk-free interest rate was estimated to be 2.42%, the expected volatility was estimated to be 74.6%, and the expected life was estimated to be 3.71 years. The exercise price was $11.50, and the stock price $2.46. Due to fair value changes during the three months ended March 31, 2022, the Company recorded a gain on remeasurement of warrant liabilities of $89,010.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or a recapitalization, reorganization, merger or consolidation.

Further, there were assumed warrants outstanding to purchase an aggregate of 126,268 shares of common stock. These warrants were classified as equity as of March 31, 2022, and December 31, 2021. The fair value of these warrants on the date of issuance was $1,279,182.

In connection with the Offering, the Company issued Pre-Funded Warrants exercisable for 5,066,600 shares of common stock. Total proceeds from the sale of Units including the Pre-Funded Warrants were approximately $19.0 million and the Pre-Funded Warrants are exercisable into one share of common stock at an exercise price of $0.0001 per share at any time after issuance. Additionally, in connection with the Offering, the Company issued Investor Warrants exercisable for 6,900,000 shares of common stock with an exercise price of $4.125 per share of common stock any time after issuance. The Investor Warrants expire on June 1, 2026. No Investor Warrants were exercised during the three months ended March 31, 2022. The Company has determined that as the Pre-Funded Warrants and Investor Warrants were issued at fair value in a public offering of Units with no debt funding included in the offering, the Pre-Funded Warrants and Investor Warrants should be classified as equity.

7.   STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of the fair value of stock options granted to employees, non-employee consultants and non-employee directors. During the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation of $39,686 and $0 respectively. As of March 31, 2022 and 2021, the Company had unrecognized stock-based compensation expense of $241,712 and $0, that is expected to be recognized over a weighted-average period of 2.0 and 0 years, respectively.

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

Dividend Yield – The Company has not paid a dividend and does not anticipate paying a dividend in the foreseeable future.

There were no options granted during the first quarter of fiscal year 2022.

Activity under the stock plans for the three months ending March 31, 2022, is as follows:

	Shares available for Grant	Number of Options Outstanding	Weighted Average Exercise price per share

Balance, December 31, 2021	1,257,334	192,898	$8.46
Balance, March 31, 2022	1,257,334	192,898	$8.46
Vested and expected to vest, March 31, 2022		192,898	$8.46

Options outstanding under the stock plans are as follows as of March 31, 2022:

Options Outstanding	Weighted average remaining contractual life (years)	Options Exercisable	Weighted Average Exercise Prices
48,724	0.60	48,724	$11.89
16,747	2.68	16,747	$31.33
81,227	9.07	20,957	$4.38
46,200	9.65	15,625	$3.72
192,898	6.51	102,053	$8.46

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

Operating Leases

The Company adopted ASC 842 to its existing lease on January 1, 2020. The Company has elected to apply the short-term lease exception to leases of one year or less. Presently, the Company has a single twelve-month lease on its Corporate Office located at 19925 Stevens Creek Blvd., Suite 100, Cupertino, CA 95014. The monthly lease payment is approximately $1,300 and the lease was renewed in February 2021 and again on February 1, 2022, for another 12-month term.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the completion of the Business Combination, the financial statements of Reviva Pharmaceuticals, Inc. are now the financial statements of the Company. Prior to the Business Combination, the Company had no operating assets but, upon consummation of the Business Combination, the business and operating assets of Reviva Pharmaceuticals, Inc. acquired by the Company became the sole business and operating assets of the Company. Accordingly, the financial statements of Reviva Pharmaceuticals, Inc. and its respective subsidiary as they existed prior to the Business Combination and reflecting the sole business and operating assets of the Company going forward, are now the financial statements of the Company.

All statements other than statements of historical fact included in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this section, words such “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to maintain the listing of our common stock and warrants on Nasdaq;

●	our ability to grow and manage growth economically;

●	our ability to retain key executives and medical and science personnel;

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

On January 10, 2022, the FDA notified us that we may proceed with our Phase 3 RECOVER trial for RP5063. On February 1, 2022, we announced that the first patients have been dosed in our Phase 3 RECOVER trial to assess RP5063 for the treatment of subjects with an acute exacerbation of schizophrenia. RECOVER is a global Phase 3, randomized, double-blind, placebo-controlled, multicenter study designed to assess the safety and efficacy of RP5063 in approximately 400 patients with acute schizophrenia compared to placebo.

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

We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part I—Item 1A—Risk Factors of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022.

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

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable, and our accumulated deficit as of March 31, 2022, was $74.2 million. Our net loss for the three months ended March 31, 2022 and 2021, was approximately $7.4 million and $0.9 million, respectively. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of March 31, 2022, we had cash of approximately $23.4 million. To fund our current operating plans, we will need to raise additional capital. Our existing cash will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities, however, we believe that our existing cash, will be sufficient to fund our current operating plans through at least March 2023. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Our primary product candidates and their current status is as follows:

Drug Candidate	Indication	Status
RP5063	Schizophrenia	Phase 2 complete. Commenced our Phase 3 RECOVER trial in acute schizophrenia.
RP5063	Bipolar Disorder	Phase 1 complete**
RP5063	Depression-MDD	Phase 1 complete**
RP5063	Alzheimer’s (AD-Psychosis/Behavior)	Phase 1 complete**
RP5063	Parkinson’s	Phase 1 complete**
RP5063	ADHD/ADD	Phase 1 complete**
RP5063	PAH	Phase 1 complete**
RP5063	IPF	Phase 1 complete**
RP1208	Depression	Completed pre-clinical development studies, including in vitro receptor binding studies, animal efficacy studies, and PK studies. Compound ready for IND enabling studies.
RP1208	Obesity	Completed pre-clinical development studies, including in vitro receptor binding studies and PK studies. Compound ready for animal efficacy studies.

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

The successful development of our platform and product candidates is highly uncertain, and we may never succeed in achieving marketing approval for our product candidates RP5063 (Brilaroxazine), RP1208, or any future product candidates. We estimate that initial costs to conduct our Phase 3 clinical study for RP5063 could total approximately $26.0 million, with approximately $1.0 million having been paid over the course of calendar 2021, with approximately $15.1 million payable during calendar 2022, approximately $6.0 million payable during calendar 2023, and approximately $3.9 million payable during calendar 2024. At this time, other than our estimates for conducting our Phase 3 clinical study for RP5063, we cannot reasonably estimate the nature, timing, or costs of the efforts necessary to finish developing any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing therapeutics, including the uncertainty of:

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 15, 2022. Since the date of the Annual Report, there have been no material changes in our critical accounting policies.

Results of Operations

Comparison of the three months ended March 31, 2022, and 2021:

The following table summarizes our results of operations for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,		Change	Change
	2022	2021	$	%
Operating expenses
Research and development	$5,830,018	$391,161	5,438,857	1,390
General and administrative	1,620,139	1,480,967	139,172	9
Loss from operations	7,450,157	1,872,128
Gain on remeasurement of warrant liabilities	89,010	923,480	(834,470)	(90)
Interest and other income (expense), net	(232)	148	(380)	(257)
Total other income (expense), net	88,778	923,628
Net loss	$(7,365,008)	$(949,300)

Research and Development Expenses

We incurred approximately $5.8 million and $0.4 million in research and development expenses for the three months ended March 31, 2022 and 2021, respectively. The primary reason for the increase of $5.4 million, or 1,390%, was the acceleration of research and development activities ahead of clinical trials, higher drug development costs, salary expenditures and increased consulting costs. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General and Administrative Expenses

We incurred approximately $1.6 million and $1.5 million in general and administrative expenses for the three months ended March 31, 2022 and 2021, respectively. The increase of $0.1 million, or 9%, was primarily attributable to increases in personnel-related expenses, including stock-based compensation expense, and an increase of insurance costs as a result of an increase in premiums.

Gain on Remeasurement of Warrant Liabilities

The gain on remeasurement of warrant liabilities of approximately $0.1 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively, resulted from the decrease in calculated fair value principally as a result of the decline in stock price during those three month periods then ended.

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

As of March 31, 2022, we had cash of approximately $23.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; and experience any delays or encounter issues with any of the above.

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

The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended March 31,		Change	Change
	2022	2021	$	%
Net cash provided by (used in)
Operating activities	$(6,266,777)	$(3,116,243)	(3,150,534)	101
Financing activities	70	—	70	100
Net increase in cash	$(6,266,707)	$(3,116,243)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022, was approximately $6.3 million, consisting primarily of a net loss of approximately $7.4 million, a noncash gain related to the remeasurement of warrant liabilities of approximately $89,000, stock-based compensation expense of approximately $40,000, and a decrease in net operating assets of approximately $1.1 million. The decrease in net operating assets was primarily due to increases in accounts payable and accrued expenses and other current liabilities, offset by a decrease in prepaid expenses and other current assets.

Net cash used in operating activities for the three months ended March 31, 2021, was approximately $3.1 million, consisting primarily of a net loss of approximately $949,000, a noncash gain related to the remeasurement of warrant liabilities of approximately $923,000, and an increase in net operating assets of approximately $1.2 million. The increase in net operating assets was due to increases in prepaid expenses and accrued expenses and other liabilities, offset by a decrease in accounts payable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022, of $70 related to proceeds from the exercise of warrants for common stock.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 15, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, for the year ended December 31, 2021, as filed with the SEC on March 15, 2022, may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 15, 2022.

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

Reviva Pharmaceuticals Holdings, Inc.
(Registrant)

Date: May 16, 2022	/s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	/s/ Narayan Prabhu
Narayan Prabhu
Chief Financial Officer
(Principal Financial and Accounting Officer)