Form 10-Q
period 2022-06-30
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2022-08-15
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 18,133,286.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2022	2021
Assets
Cash	$19,420,062	$29,687,944
Prepaid expenses and other current assets	1,223,399	1,716,057

Total Assets	$20,643,461	$31,404,001

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$2,553,225	$509,583
Accrued expenses and other current liabilities	1,924,157	1,835,228
Total current liabilities	4,477,382	2,344,811
Warrant liabilities	105,699	372,730
Total Liabilities	4,583,081	2,717,541

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, par value of $0.0001; 115,000,000 shares authorized; 15,133,286 and 14,433,286 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	1,513	1,443
Additional paid-in capital	95,596,548	95,516,986
Accumulated deficit	(79,537,681)	(66,831,969)
Total stockholders' equity	16,060,380	28,686,460

Total Liabilities and Stockholders' Equity	$20,643,461	$31,404,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART 1. FINANCIAL INFORMATION

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$4,514,389	$374,329	$10,344,407	$765,490
General and administrative	1,005,099	1,415,773	2,625,238	2,897,540
Total operating expenses	5,519,488	1,790,102	12,969,645	3,663,030
Loss from operations	(5,519,488)	(1,790,102)	(12,969,645)	(3,663,030)
Other income (expense)
Gain on remeasurement of warrant liabilities	178,021	189,146	267,031	1,112,626
Interest and other income (expense), net	7,684	(3,549)	7,452	(3,401)
Total other income (expense), net	185,705	185,597	274,483	1,109,225
Loss before provision for income taxes	(5,333,783)	(1,604,505)	(12,695,162)	(2,553,805)
Provision for income taxes	6,921	3,902	10,550	3,902
Net loss	$(5,340,704)	$(1,608,407)	$(12,705,712)	$(2,557,707)

Net loss per share:
Basic and diluted	$(0.29)	$(0.12)	$(0.69)	$(0.23)

Weighted average shares outstanding
Basic and diluted	18,466,586	12,874,961	18,466,586	10,961,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three and Six Months Ended June 30, 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Three Months Ended June 30, 2022	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2022	15,133,286	$1,513	$95,556,672	$(74,196,977)	$21,361,208
Stock-based compensation expense	—	—	39,876	—	39,876
Net loss	—	—	—	(5,340,704)	(5,340,704)
Balance at June 30, 2022	15,133,286	$1,513	$95,596,548	$(79,537,681)	$16,060,380

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Six Months Ended June 30, 2022	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	14,433,286	$1,443	$95,516,986	$(66,831,969)	$28,686,460
Common stock issued in connection with warrant exercises	700,000	70	—	—	70
Stock-based compensation expense	—	—	79,562	—	79,562
Net loss	—	—	—	(12,705,712)	(12,705,712)
Balance at June 30, 2022	15,133,286	$1,513	$95,596,548	$(79,537,681)	$16,060,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three and Six Months Ended June 30, 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Three Months Ended June 30, 2021	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2021	9,231,737	$923	$63,774,920	$(59,259,393)	$4,516,450
Issuance of Units in public offering, net	4,133,400	413	31,497,050	—	31,497,463
Common stock issued in connection with warrant exercises	23,849	2	98,375	—	98,377
Stock-based compensation expense	—	—	17,089	—	17,089
Net loss	—	—	—	(1,608,407)	(1,608,407)
Balance at June 30, 2021	13,388,986	$1,338	$95,387,434	$(60,867,800)	$34,520,972

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Six Months Ended June 30, 2021	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	9,231,737	$923	$63,774,920	$(58,310,093)	$5,465,750
Issuance of Units in public offering, net	4,133,400	413	31,497,050	—	31,497,463
Common stock issued in connection with warrant exercises	23,849	2	98,375	—	98,377
Stock-based compensation expense	—	—	17,089	—	17,089
Net loss	—	—	—	(2,557,707)	(2,557,707)
Balance at June 30, 2021	13,388,986	$1,338	$95,387,434	$(60,867,800)	$34,520,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2022, and 2021

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(12,705,712)	$(2,557,707)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(267,031)	(1,112,626)
Stock-based compensation expense	79,562	17,089
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	661,972	(633,739)
Accounts payable	1,874,328	(649,789)
Accrued expenses and other current liabilities	88,929	479,788
Net cash used in operating activities	(10,267,952)	(4,456,984)
Cash flows from financing activities
Proceeds from issuance of Units in public offering, net	—	31,497,463
Proceeds from exercise of warrants	70	—
Net cash provided by financing activities	70	31,497,463
Net (decrease) increase in cash	(10,267,882)	27,040,479
Cash, beginning of period	29,687,944	8,760,462
Cash, end of period	$19,420,062	$35,800,941

Supplemental disclosures of cash flow information:
Cash paid for taxes	$3,981	$1,600
Deferred offering costs included in accounts payable and other accrued expenses	$—	$134,355
Prepaid expenses included in accounts payable	$169,314	$—

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Liquidity and Going Concern

The Company has recognized recurring losses. As of June 30, 2022 the Company had a working capital deficit of approximately $16.2 million, an accumulated deficit of $79.5 million and cash on hand of approximately $19.4 million. The Company’s net loss for the three months ended June 30, 2022 and 2021, was approximately $5.3 million and $1.6 million, respectively. The Company’s net loss for the six months ended June 30, 2022 and 2021, was approximately $12.7 million and $2.6 million, respectively. The Company expects to incur significant expenses and increased operating losses for the next several years. The Company expects its expenses to increase in connection with its ongoing activities to research, develop and commercialize its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

The Company’s current cash on hand is potentially not sufficient to satisfy our operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. The Company believes that is has adequate cash on hand to cover anticipated outlays through March 2023. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities.

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

Impact of COVID-19

In response to the spread of COVID-19, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees and community, including temporarily requiring employees to work remotely and suspending all non-essential travel for the Company’s employees.

As a result of the COVID-19 pandemic, the Company may experience disruptions that could adversely impact the Company’s business. The COVID-19 pandemic may negatively affect clinical site initiation, patient recruitment and enrollment, patient dosing, distribution of drug to clinical sites and clinical trial monitoring for our clinical trials. The COVID-19 pandemic may also negatively affect the operations of the third-party contract research organizations that the Company intends to rely upon to assist it in conducting its clinical trials and the contract manufacturers who manufacture the Company’s drug candidates.

The Company is continuing to assess the potential impact of the COVID-19 pandemic on its business and operations as of June 30, 2022.

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

4.   AT THE MARKET OFFERING

In January 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright, shares of its common stock for aggregate gross proceeds of up to $12.9 million.

Effective July 28, 2022, the Company terminated the ATM Agreement. As of June 30, 2022, and prior to termination, the Company had not sold any shares of its Common Stock pursuant to the ATM Agreement.

5.   LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common stock outstanding during the period. Diluted loss per share includes potentially dilutive securities such as stock options, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per shares for the three and six months ended June 30, 2022 and June 30, 2021 because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares issuable upon exercise of stock options	192,898	146,698	192,898	146,698
Shares issuable upon exercise of warrants to purchase common stock	13,883,732	13,883,732	13,883,732	13,883,732
Shares contingently issuable for earnout	1,000,000	1,000,000	1,000,000	1,000,000
	15,076,630	15,030,430	15,076,630	15,030,430

The diluted loss per share computation equals basic loss per share for the three and six months ended June 30, 2022 and June 30, 2021 because the Company had a net loss and the impact of the assumed exercise of stock options and warrants would have been anti-dilutive.

6.   WARRANTS

As of June 30, 2022, there were public warrants outstanding to purchase an aggregate of 6,325,000 shares of common stock and private warrants outstanding to purchase an aggregate of 556,313 shares of common stock.

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

•

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

•	at any time while the public warrants are exercisable

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder

The private warrants are substantially similar to the public warrants except such private warrants;

•	are exercisable for cash or on a cashless basis, at the holder’s option

•	cannot be redeemed by us, so long as they are still held by the initial purchasers or their affiliates.

•	The redemption price is to be calculated as the 10-day average trading price ending one trading business day prior to the notice of redemption.

In no event will the Company be required to net cash settle either the public or the private warrants.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or a recapitalization, reorganization, merger or consolidation.

Further, there were assumed warrants outstanding to purchase an aggregate of 126,268 shares of common stock. These warrants were classified as equity as of June 30, 2022, and December 31, 2021. The fair value of these warrants on the date of issuance was $1,279,182.

In connection with the Offering, the Company issued Pre-Funded Warrants exercisable for 5,066,600 shares of common stock. Total proceeds from the sale of Units including the Pre-Funded Warrants were approximately $19.0 million and the Pre-Funded Warrants are exercisable into one share of common stock at an exercise price of $0.0001 per share at any time after issuance. Additionally, in connection with the Offering, the Company issued Investor Warrants exercisable for 6,900,000 shares of common stock with an exercise price of $4.125 per share of common stock any time after issuance. The Investor Warrants expire on June 1, 2026. No Investor Warrants were exercised during the six months ended June 30, 2022. The Company has determined that as the Pre-Funded Warrants and Investor Warrants were issued at fair value in a public offering of Units with no debt funding included in the offering, the Pre-Funded Warrants and Investor Warrants should be classified as equity.

7.   STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of the fair value of stock options granted to employees, non-employee consultants and non-employee directors. During the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation of $39,876 and $17,089 respectively. During the six months ended June 30, 2022, and 2021, the Company recorded stock-based compensation of $79,562 and $17,089 respectively. As of June 30, 2022, the Company had unrecognized stock-based compensation expense of $201,835, which is expected to be recognized over a weighted-average period of 1.7 years.

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

Dividend Yield – The Company has not paid a dividend and does not anticipate paying a dividend in the foreseeable future.

No options have been granted, exercised, or forfeited in 2022 through June 30, 2022.

Activity under the stock plans for the six months ending June 30, 2022, is as follows:

	Shares available for Grant	Number of Options Outstanding	Weighted Average Exercise price per share	Weighted Average Remaining Contractual Term in Years
Balance, December 31, 2021	1,257,334	192,898	$8.46	6.76
Balance, June 30, 2022	1,257,334	192,898	$8.46	6.27
Balance at June 30, 2022		192,898	$8.46	6.27

Options exercisable at June 30, 2022		112,744	$11.51	4.30

8.   COMMITMENTS AND CONTINGENCIES

Clinical trials

Since 2010, the Company has entered into multiple clinical trial agreements with medical institutions in the United States, Europe and Asia for the purpose of enrolling patients into various clinical trials. The agreements are substantially similar by trial and include a detailed listing of the clinical trial services for which the Company will pay, how much will be paid for each service, a set-up charge (if any), Investigational Review Board fees, contractual term, and other provisions. The clinical trial services provided by each site generally include the screening of prospective patients and, for those patients to be enrolled in the study, administration of the Company’s investigation drug according to the trial protocol, any required hospitalization, ancillary medical supplies, and 1-week patient follow-up. Further, each agreement requires the Company to indemnify each respective clinical site against any and all liability, loss, or damage it may suffer as a result of third-party claims; the Company maintains general product liability insurance of not less than $5 million in conjunction with this indemnification. The agreements may be terminated upon 30 days’ written notice, subject to conditions of paying all liabilities incurred through the date of termination. Additionally, with each screened patient, the Company incurs expense with other entities engaged to provide independent review of patient medical records.

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

Operating Leases

The Company adopted ASC 842 on January 1, 2020. The Company has elected to apply the short-term lease exception to leases of one year or less. Presently, the Company has a single twelve-month lease on its Corporate Office located at 19925 Stevens Creek Blvd., Suite 100, Cupertino, CA 95014. The monthly lease payment is approximately $1,300 and the lease was renewed in February 2021 and again on February 1, 2022, for another 12-month term.

9.   FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

•	Level 1 - quoted prices in active markets for identical assets or liabilities;

•	Level 2 - quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

•	Level 3 - unobservable inputs for the asset or liability, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a listing of the Company’s warrant liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	—	—	105,699	105,699
Total	$—	$—	$105,699	$105,699

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$372,730	$372,730
Total	$—	$—	$372,730	$372,730

The following table summarizes the changes in the fair value of the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$283,720	1,040,305	372,730	1,963,785
Change in fair value of warrant liability	(178,021)	(189,146)	(267,031)	(1,112,626)
Balance, end of period	$105,699	$851,159	$105,699	$851,159

The Company classified the private warrants pursuant to ASC 815 as derivative liabilities with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. The Company calculated the fair value of the private warrants as of June 30, 2022 as $105,699 using a Black-Scholes model. The key inputs used in the Black-Scholes calculation were, the risk-free interest rate, expected volatility, expected life, exercise price and stock price. The risk-free interest rate was estimated to be 2.99%, the expected volatility was estimated to be 90.3%, and the expected life was estimated to be 3.46 years. The exercise price was $11.50, and the stock price $1.10. Due to fair value changes during the three and six months ended June 30, 2022, the Company recorded a gain on remeasurement of warrant liabilities of $178,021 and $267,031, respectively.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to meet the continued listing requirements for the listing of our common stock and warrants on Nasdaq;

•	our ability to grow and manage growth economically;

•	our ability to retain key executives and medical and science personnel;

•

the impact of the COVID-19 pandemic, and related responses of businesses and governments to the pandemic, on our operations and personnel, on commercial activity in the markets in which we operate and on our results of operations;

•	the possibility that our products in development succeed in or fail clinical trials or are not approved by the U.S. Food and Drug Administration or other applicable authorities;

•	the possibility that we could be forced to delay, reduce or eliminate our planned clinical trials or development programs;

•	our ability to obtain approval from regulatory agents in different jurisdictions for our current or future product candidates;

•	changes in applicable laws or regulations;

•	changes to our relationships within the pharmaceutical ecosystem;

•	our current and future capital requirements to support our development and commercialization efforts and our ability to satisfy our capital needs;

•	the accuracy of our estimates regarding expenses and capital requirements, including estimated costs of our clinical studies.

•	our limited operating history;

•	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;

•	changes in the markets that we target;

•	our ability to maintain or protect the validity of our patents and other intellectual property;

•	our exposure to any liability, protracted and costly litigation or reputational damage relating to data security;

•	our ability to develop and maintain effective internal controls; and

•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

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

On January 10, 2022, the FDA notified us that we may proceed with our Phase 3 RECOVER trial for RP5063. On February 1, 2022, we announced that the first patients have been dosed in our Phase 3 RECOVER trial to assess RP5063 for the treatment of subjects with an acute exacerbation of schizophrenia. On July 27, 2022, we announced that we had enrolled patients in 15 geographically diverse sites across the US. RECOVER is a global Phase 3, randomized, double-blind, placebo-controlled, multicenter study designed to assess the safety and efficacy of RP5063 in approximately 400 patients with acute schizophrenia compared to placebo.

Our primary focus is to complete the clinical development of RP5063 for the treatment of acute and maintenance schizophrenia.

We are currently developing Phase 2a trial protocols for studies of brilaroxazine in ADHD and PAH and anticipate initiating the Phase 2a studies in Q4 2022.

Subject to the receipt of additional financing, we may also continue the clinical development of RP5063 for the treatment of BD, MDD, BPSD, PDP, and IPF. Moreover, subject to the receipt of additional financing, we may also advance the development of our second drug candidate, RP1208, for the treatment of depression and obesity.

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

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable, and our accumulated deficit as of June 30, 2022, was $79.5 million. Our net loss for the three months ended June 30, 2022 and 2021, was approximately $5.3 million and $1.6 million, respectively. Our net loss for the six months ended June 30, 2022 and 2021, was approximately $12.7 million and $2.6 million, respectively. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•

invest significantly to further research and develop, through clinical trials for RP5063 (Brilaroxazine) and pre-clinical research for RP1208, and seek regulatory approval for our product candidates RP5063 (Brilaroxazine) and RP1208;

•	identify and develop additional product candidates;

•	hire additional clinical, scientific and management personnel;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other drugs and technologies; and

•

add operational, financial and management information systems and personnel, including personnel to support our product candidate development, any future commercialization efforts and our transition to a public company.

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of June 30, 2022, we had cash of approximately $19.4 million. To fund our current operating plans, we will need to raise additional capital. Our existing cash will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities, however, we believe that our existing cash, will be sufficient to fund our current operating plans through at least March 2023. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition, our ability to pursue our business strategy, and our ability to continue as a going concern. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Should the Company be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities.

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

The successful development of our platform and product candidates is highly uncertain, and we may never succeed in achieving marketing approval for our product candidates RP5063 (Brilaroxazine), RP1208, or any future product candidates. We estimate that initial costs to conduct our Phase 3 clinical study for RP5063 could total approximately $26 million, with approximately $1.0 million having been paid over the course of calendar 2021, with approximately $15.1 million payable during calendar 2022, approximately $6.0 million payable during calendar 2023, and approximately $3.9 million payable during calendar 2024. At this time, other than our estimates for conducting our Phase 3 clinical study for RP5063, we cannot reasonably estimate the nature, timing, or costs of the efforts necessary to finish developing any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing therapeutics, including the uncertainty of:

•	the scope, rate of progress, expense, and results of clinical trials;

•	the scope, rate of progress, and expense of process development and manufacturing;

•	preclinical and other research activities; and

•	the timing of regulatory approvals.

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

Results of Operations

Comparison of the three months ended June 30, 2022, and 2021:

The following table summarizes our results of operations for the three months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Change	Change
	2022	2021	$	%
Operating expenses
Research and development	$4,514,389	$374,329	4,140,060	1106%
General and administrative	1,005,099	1,415,773	(410,674)	(29)%
Total operating expenses	5,519,488	1,790,102
Loss from operations	(5,519,488)	(1,790,102)
Gain on remeasurement of warrant liabilities	178,021	189,146	(11,125)	(6)%
Interest and other income (expense), net	7,684	(3,549)	11,233	317%
Total other income (expense), net	185,705	185,597
Loss before provision for income taxes	(5,333,783)	(1,604,505)
Provision for income taxes	6,921	3,902	3,019	77%
Net loss	$(5,340,704)	$(1,608,407)

Research and Development Expenses

We incurred approximately $4.5 million and $0.4 million in research and development expenses for the three months ended June 30, 2022 and 2021, respectively. The primary reason for the increase of $4.1 million, or 1106%, was the acceleration of research and development activities ahead of clinical trials, higher drug development costs, salary expenditures and increased consulting costs. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General and Administrative Expenses

We incurred approximately $1.0 million and $1.4 million in general and administrative expenses for the three months ended June 30, 2022 and 2021, respectively. The decrease of $0.4 million, or 29%, was primarily attributable to higher legal, banking, and accounting expenses in the prior year related to the public offering in June 2021.

Gain on Remeasurement of Warrant Liabilities

The gain on remeasurement of warrant liabilities of approximately $0.2 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, resulted from the decrease in calculated fair value principally as a result of the decline in stock price during those three month periods then ended.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was approximately $7,684 and $(3,549) for the three months ended June 30, 2022 and 2021, respectively. The increase resulted from interest income earned on deposits in the three months ended June 30, 2022.

Provision for Income Taxes

The provision for income taxes was approximately $6,921 and $3,902 for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily due to an increase of taxable income related to subsidiary revenue operations.

Comparison of the six months ended June 30, 2022, and 2021:

The following table summarizes our results of operations for the six months ended June 30, 2022, and 2021:

	Six Months Ended June 30,		Change	Change
	2022	2021	$	%
Operating expenses
Research and development	$10,344,407	$765,490	9,578,917	1251%
General and administrative	2,625,238	2,897,540	(272,302)	(9)%
Total operating expenses	12,969,645	3,663,030
Loss from operations	(12,969,645)	(3,663,030)
Gain on remeasurement of warrant liabilities	267,031	1,112,626	(845,595)	(76)%
Interest and other income (expense), net	7,452	(3,401)	10,853	319%
Total other income (expense), net	274,483	1,109,225
Loss before provision for income taxes	(12,695,162)	(2,553,805)
Provision for income taxes	10,550	3,902	6,648	170%
Net loss	$(12,705,712)	$(2,557,707)

Research and Development Expenses

We incurred approximately $10.3 million and $0.8 million in research and development expenses for the six months ended June 30, 2022 and 2021, respectively. The primary reason for the increase of $9.6 million, or 1251%, was the acceleration of research and development activities ahead of clinical trials, higher drug development costs, salary expenditures and increased consulting costs. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General and Administrative Expenses

We incurred approximately $2.6 million and $2.9 million in general and administrative expenses for the six months ended June 30, 2022 and 2021, respectively. The decrease of $0.3 million, or 9%, was primarily attributable to higher legal, banking, and accounting expenses in the prior year related to the public offering in June 2021.

Gain on Remeasurement of Warrant Liabilities

The gain on remeasurement of warrant liabilities of approximately $0.2 million and $1.11 million for the six months ended June 30, 2022 and 2021, respectively, resulted from the decrease in calculated fair value principally as a result of the decline in stock price during those six month periods then ended.

Interest and Other Income (Expense), Net

The interest and other income (expense), net of approximately $7,452 and $(3,401) for the six months ended June 30, 2022 and 2021, respectively. The increase resulted from interest income earned on deposits in the six months ended June 30, 2022.

Provision for Income Taxes

The provision for income taxes was approximately $10,550 and $3,902 for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to an increase of taxable income related to subsidiary revenue operations.

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

In January 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock for aggregate gross proceeds of up to $12.9 million (the “Shares”). Effective July 28, 2022, we terminated the ATM Agreement. Prior to termination, the Company had not sold any shares of its Common Stock pursuant to the ATM Agreement

As of June 30, 2022, we had cash of approximately $19.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; and experience any delays or encounter issues with any of the above.

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

The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended June 30,		Change	Change
	2022	2021	$	%
Net cash provided by (used in)
Operating activities	$(10,267,952)	$(4,456,984)	(5,810,968)	130%
Financing activities	70	31,497,463	(31,497,393)	(100)%
Net (decrease) increase in cash	$(10,267,882)	$27,040,479

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022, was approximately $10.3 million, consisting primarily of a net loss of approximately $12.7 million, a noncash gain related to the remeasurement of warrant liabilities of approximately $0.3 million, stock-based compensation expense of approximately $0.1 million, and a decrease in net operating assets of approximately $2.63 million. The decrease in net operating assets was primarily due to increases in accounts payable, a decrease in prepaid expenses and other current assets and an increase in accrued expenses and other current liabilities.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022, of $70 related to proceeds from the exercise of warrants for common stock. Net cash provided by financing activities for the six months ended June 30, 2021, of approximately $31.5 million related to proceeds from the Offering.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Except as set forth below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 15, 2022.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

We have recognized recurring losses, and as of June 30, 2022, had an accumulated deficit of $79.5 million. We anticipate operating losses to continue for the foreseeable future due to, among other things expenses related to ongoing activities to research, develop and commercialize our product candidates. We expect the cash and cash equivalents of $19.4 million at June 30, 2022 to be insufficient to meet our operating and capital requirements at least 12 months from the filing of this 10-Q. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to raise additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties as well as disciplined cash spending. Should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our planned clinical trials. These factors among others create a substantial doubt about our ability to continue as a going concern.

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

Reviva Pharmaceuticals Holdings, Inc.
(Registrant)

Date: August 15, 2022	/s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	/s/ Narayan Prabhu
Narayan Prabhu
Chief Financial Officer
(Principal Financial and Accounting Officer)