Form 10-Q
period 2022-09-30
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2022-11-14
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 20,442,871.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2022	2021
Assets
Cash	$23,191,927	$29,687,944
Prepaid expenses and other current assets	849,023	1,716,057

Total Assets	$24,040,950	$31,404,001

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$2,347,798	$509,583
Accrued expenses and other current liabilities	1,227,934	1,835,228
Total current liabilities	3,575,732	2,344,811
Warrant liabilities	105,699	372,730
Total Liabilities	3,681,431	2,717,541

Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, par value of $0.0001; 115,000,000 shares authorized; 20,442,871 and 14,433,286 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	2,044	1,443
Additional paid-in capital	103,410,464	95,516,986
Accumulated deficit	(83,052,989)	(66,831,969)
Total stockholders' equity	20,359,519	28,686,460

Total Liabilities and Stockholders' Equity	$24,040,950	$31,404,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART 1. FINANCIAL INFORMATION

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$2,305,981	$1,423,359	$12,650,388	$2,188,849
General and administrative	1,256,972	1,053,481	3,882,210	3,951,021
Total operating expenses	3,562,953	2,476,840	16,532,598	6,139,870
Loss from operations	(3,562,953)	(2,476,840)	(16,532,598)	(6,139,870)
Other income (expense)
Gain on remeasurement of warrant liabilities	—	200,273	267,031	1,312,899
Interest and other income (expense), net	49,509	(547)	56,961	(3,948)
Total other income (expense), net	49,509	199,726	323,992	1,308,951
Loss before provision for income taxes	(3,513,444)	(2,277,114)	(16,208,606)	(4,830,919)
Provision for income taxes	1,864	2,102	12,414	6,004
Net loss	$(3,515,308)	$(2,279,216)	$(16,221,020)	$(4,836,923)

Net loss per share:
Basic and diluted	$(0.18)	$(0.12)	$(0.87)	$(0.36)

Weighted average shares outstanding
Basic and diluted	19,269,989	18,455,586	18,737,330	13,554,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three and Nine Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Three Months Ended September 30, 2022	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	15,133,286	$1,513	$95,596,548	$(79,537,681)	$16,060,380
Common stock issued in connection with warrant exercises	3,333,300	333	—	—	333
Issuance of common stock and warrants in offering, net of transaction costs	1,976,285	198	7,773,329	—	7,773,527
Stock-based compensation expense	—	—	40,587	—	40,587
Net loss	—	—	—	(3,515,308)	(3,515,308)
Balance at September 30, 2022	20,442,871	$2,044	$103,410,464	$(83,052,989)	$20,359,519

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Nine Months Ended September 30, 2022	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	14,433,286	$1,443	$95,516,986	$(66,831,969)	$28,686,460
Common stock issued in connection with warrant exercises	4,033,300	403	—	—	403
Issuance of common stock and warrants in offering, net of transaction costs	1,976,285	198	7,773,329	—	7,773,527
Stock-based compensation expense	—	—	120,149	—	120,149
Net loss	—	—	—	(16,221,020)	(16,221,020)
Balance at September 30, 2022	20,442,871	$2,044	$103,410,464	$(83,052,989)	$20,359,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three and Nine Months Ended September 30, 2021

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

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2022, and 2021

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(16,221,020)	$(4,836,923)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(267,031)	(1,312,899)
Stock-based compensation expense	120,149	44,679
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,074,587	(302,123)
Accounts payable	1,630,662	(587,263)
Accrued expenses and other current liabilities	(607,294)	228,220
Net cash used in operating activities	(14,269,947)	(6,766,309)
Cash flows from financing activities
Proceeds from issuance common stock and warrants in offering, net	7,773,527	31,497,463
Proceeds from exercise of warrants	403	—
Net cash provided by financing activities	7,773,930	31,497,463
Net (decrease) increase in cash	(6,496,017)	24,731,154
Cash, beginning of period	29,687,944	8,760,462
Cash, end of period	$23,191,927	$33,491,616

Supplemental disclosures of cash flow information:
Cash paid for taxes	$4,981	$2,400
Prepaid expenses included in accounts payable	$207,553	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND NATURE OF OPERATIONS

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Liquidity and Going Concern

The Company has recognized recurring losses. As of September 30, 2022 the Company had a working capital of approximately $20.5 million, an accumulated deficit of $83.1 million and cash on hand of approximately $23.2 million. The Company’s net loss for the three months ended September 30, 2022 and 2021, was approximately $3.5 million and $2.3 million, respectively. The Company’s net loss for the nine months ended September 30, 2022 and 2021, was approximately $16.2 million and $4.8 million, respectively. The Company expects to incur significant expenses and increased operating losses for the next several years. The Company expects its expenses to increase in connection with its ongoing activities to research, develop and commercialize its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so. The Company expects the balance of cash on hand to be sufficient to meet its obligations for the 12 months from the issuance of these consolidated financial statements.

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

The Company is continuing to assess the potential impact of the COVID-19 pandemic on its business and operations as of September 30, 2022.

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

4.	REGISTERED DIRECT OFFERING AND PRIVATE PLACEMENT

On September 8, 2022, the Company completed a registered direct offering and concurrent private placement (together, the “September 2022 Offering”). In the registered direct offering, the Company issued 1,976,285 shares of common stock at a purchase price per share of $2.53, for aggregate gross proceeds to the Company of approximately $5.0 million, before deducting certain transaction expenses payable by the Company. The transaction expenses were net against the proceeds received and were included in additional paid-in capital.

The Company issued to the investors in the September 2022 Offering warrants to purchase up to 3,359,684 shares of common stock (the “Private Placement Warrants”). The Private Placement Warrants were immediately exercisable upon issuance at an exercise price of $2.40 per share and will expire on September 8, 2027.

In a concurrent private placement the Company issued pre-funded warrants (the “Private Pre-Funded Warrants”) to purchase up to an aggregate of 1,383,399 shares of common stock at a purchase price of $2.5299 per Private Pre-Funded Warrant, for aggregate gross proceeds to the Company of approximately $3.5 million, before deducting transaction expenses payable by the Company, which were net against the proceeds received and were included in additional paid-in capital. The Private Pre-Funded Warrants were immediately exercisable at an exercise price of $0.0001 per share and will expire when the Private Pre-Funded Warrants are fully exercised. No Private Pre-Funded Warrants or Private Placement Warrants have been exercised as of September 30, 2022 (see Note 7).

The September 2022 Offering resulted in aggregate gross proceeds of approximately $8.5 million before deducting transaction expenses. The total net proceeds totaled approximately $7.8 million after deducting transaction costs of $0.7 million.

5.	AT THE MARKET OFFERING

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

6.	LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common stock outstanding during the period. Diluted loss per share includes potentially dilutive securities such as stock options, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per shares for the three and nine months ended September 30, 2022 and September 30, 2021 because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares issuable upon exercise of stock options	179,627	146,698	179,627	146,698
Shares issuable upon exercise of warrants to purchase common stock	17,237,604	13,883,732	17,237,604	13,883,732
Shares contingently issuable for earnout	1,000,000	1,000,000	1,000,000	1,000,000
	18,417,231	15,030,430	18,417,231	15,030,430

The diluted loss per share computation equals basic loss per share for the three and nine months ended September 30, 2022 and September 30, 2021 because the Company had a net loss and the impact of the assumed exercise of stock options and warrants would have been anti-dilutive.

7.	WARRANTS

As of September 30, 2022, there were public warrants outstanding to purchase an aggregate of 6,325,000 shares of common stock and private warrants outstanding to purchase an aggregate of 3,915,997 shares of common stock.

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

Further, there were assumed warrants outstanding to purchase an aggregate of 126,268 shares of common stock. These warrants were classified as equity as of September 30, 2022, and December 31, 2021. The fair value of these warrants on the date of issuance was $1,279,182.

In connection with the September 2022 Offering, the Company issued Pre-Funded Warrants exercisable for 5,066,600 shares of common stock. Total proceeds from the sale of Units including the Pre-Funded Warrants were approximately $19.0 million and the Pre-Funded Warrants are exercisable into one share of common stock at an exercise price of $0.0001 per share at any time after issuance. Additionally, in connection with the Offering, the Company issued Investor Warrants exercisable for 6,900,000 shares of common stock with an exercise price of $4.125 per share of common stock any time after issuance. The Investor Warrants expire on June 1, 2026. No Investor Warrants were exercised during the nine months ended September 30, 2022. The Company has determined that as the Pre-Funded Warrants and Investor Warrants were issued at fair value in a public offering of Units with no debt funding included in the offering, the Pre-Funded Warrants and Investor Warrants should be classified as equity. During fiscal year 2021, 1,033,300 of Pre-Funded Warrants were exercised for $103 in proceeds, resulting in the issuance of 1,033,300 common shares. During the nine months ended September 30, 2022, 4,033,300 Pre-Funded Warrants were exercised for $403 in proceeds, resulting in the issuance of 4,033,300 common shares. There were no Pre-Funded Warrants outstanding as of September 30, 2022.

In connection with the September 2022 Offering (see note 4), the Company issued Private Placement Warrants to purchase up to 3,359,684 shares of Common Stock, which were immediately exercisable at an exercise price of $2.40 per share and will expire on September 8, 2027. Additionally, the Company issued Private Pre-Funded Warrants to purchase up to an aggregate of 1,383,399 shares of common stock at a purchase price of $2.5299 per share. The Private Pre-Funded Warrants were immediately exercisable at an exercise price of $0.0001 per share.

The fair value of the Private Placement Warrants and Private Pre-Funded Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., Company share price of $2.20, exercise price of $2.40 for the Private Placement Warrants and $0.0001 for the Private Pre-Funded Warrants, term of 5 years, volatility of 111%, risk-free rate of 3.4%, and expected dividend rate of 0%). The grant date relative fair value of these warrants was estimated to be $5,712,592 on September 8, 2022 and are classified as equity.

The Company evaluated the Private Placement Warrants and the Private Pre-Funded Warrants in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that they should be classified as equity instruments, with no recurring fair value measurement required. The warrants are indexed to the Company’s common stock and are required to be settled through physical settlement or net share settlement, if exercised. Accordingly, the warrants were recorded at their grant date fair value with no subsequent remeasurement.

8.	STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of the fair value of stock options granted to employees, non-employee consultants and non-employee directors. During the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation of $40,587 and $27,590 respectively. During the nine months ended September 30, 2022, and 2021, the Company recorded stock-based compensation of $120,149 and $44,679 respectively. As of September 30, 2022, the Company had unrecognized stock-based compensation expense of $163,779, which is expected to be recognized over a weighted-average period of 1.5 years. As of September 30, 2022, there are 0 and 2,695,663 shares of common stock available for issuance under the 2006 Equity Incentive Plan and 2020 Equity Incentive Plan.

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

The value of option grants is calculated using the Black-Scholes option pricing model with the following assumptions for options granted during the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Risk-free interest rate	2.95%	0.95%	-	1.10%
Expected term (in years)	5.45	5.75	-	6.08
Expected volatility	86.6%	91.4%	-	92.2%
Expected dividend yield	0%		0%

Activity under the stock plans for the nine months ending September 30, 2022, is as follows:

	Number of Options Outstanding	Weighted Average Exercise price per share	Weighted Average Remaining Contractual Term in Years
Balance, December 31, 2021	192,898	$8.46	6.76
Granted	5,000	$0.71
Expired	(18,271)	$11.89
Balance, September 30, 2022	179,627	$7.89	6.74
Balance at September 30, 2022	179,627	$7.89	6.74

Options exercisable at September 30, 2022	101,674	$10.91	5.12

9.	COMMITMENTS AND CONTINGENCIES

Clinical trials

Since 2010, the Company has entered into multiple clinical trial agreements with medical institutions in the United States, Europe and Asia for the purpose of enrolling patients into various clinical trials. The agreements are substantially similar by trial and include a detailed listing of the clinical trial services for which the Company will pay, how much will be paid for each service, a set-up charge (if any), Investigational Review Board fees, contractual term, and other provisions. The clinical trial services provided by each site generally include the screening of prospective patients and, for those patients to be enrolled in the study, administration of the Company’s investigation drug according to the trial protocol, any required hospitalization, ancillary medical supplies, and 2-week patient follow-up. Further, each agreement requires the Company to indemnify each respective clinical site against any and all liability, loss, or damage it may suffer as a result of third-party claims; the Company maintains product liability insurance of not less than $10 million in conjunction with this indemnification. The agreements may be terminated upon 30 days’ written notice, subject to conditions of paying all liabilities incurred through the date of termination. Additionally, with each screened patient, the Company incurs expense with other entities engaged to provide independent review of patient medical records.

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

Operating Leases

The Company adopted ASC 842, Leases, on January 1, 2020. The Company has elected to apply the short-term lease exception to leases of one year or less. Presently, the Company has a single twelve-month lease on its Corporate Office located at 19925 Stevens Creek Blvd., Suite 100, Cupertino, CA 95014. The monthly lease payment is approximately $1,300 and the lease was renewed in February 2021 and again on February 1, 2022, for another 12-month term.

10.	FAIR VALUE MEASUREMENTS

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

The following is a listing of the Company’s warrant liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(unaudited)
Liabilities:
Warrant liability	—	—	$105,699	$105,699
Total	$—	$—	$105,699	$105,699

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$372,730	$372,730
Total	$—	$—	$372,730	$372,730

The following table summarizes the changes in the fair value of the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Balance, beginning of period	$105,699	$851,159	$372,730	$1,963,785
Change in fair value of warrant liability	—	(200,273)	(267,031)	(1,312,899)
Balance, end of period	$105,699	$650,886	$105,699	$650,886

The Company classifies the private warrants pursuant to ASC 815 as derivative liabilities as the warrants have terms which are modified upon any future transfer of ownership, with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. The Company calculated the fair value of the private warrants as of September 30, 2022 as $105,699 using a Black-Scholes model. The key inputs used in the Black-Scholes calculation were, the risk-free interest rate, expected volatility, expected life, exercise price and stock price. The risk-free interest rate was estimated to be 4.23%, the expected volatility was estimated to be 76.8%, and the expected life was estimated to be 3.21 years. The exercise price was $11.50, and the stock price $1.59.

The Company recorded a gain on remeasurement of warrant liabilities of $0 and $200,273 for the three months ended September 30, 2022 and 2021, respectively. The Company recorded a gain on remeasurement of warrant liabilities of $267,031 and $1,312,899 for the nine months ended September 30, 2022 and 2021, respectively.

11.	SUBSEQUENT EVENTS

In connection with the September 2022 Offering, on October 6, 2022, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, relating to the resale from time to time, by the selling stockholders identified in the prospectus of (i) up to 3,359,684 shares of common stock, which the selling stockholders may acquire upon the exercise the Private Placement Warrants and (ii) up to 1,383,399 shares of common stock which the selling stockholders may acquire upon the exercise of the Private Pre-Funded Warrants. The Company issued the Private Placement Warrants and the Private Pre-Funded Warrants to the selling stockholders in the September 2022 Offering on September 8, 2022. On October 17, 2012, the SEC issued the Company a Notice of Effectiveness for the registration statement on Form S-1. The Company will not receive any proceeds from the sale of the shares by the selling stockholders.

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

On January 10, 2022, the FDA notified us that we may proceed with our Phase 3 RECOVER trial for RP5063. On February 1, 2022, we announced that the first patients have been dosed in our Phase 3 RECOVER trial to assess RP5063 for the treatment of subjects with an acute exacerbation of schizophrenia. On July 27, 2022, we announced that we had enrolled patients in 15 geographically diverse sites across the US. RECOVER is a global Phase 3, randomized, double-blind, placebo-controlled, multicenter study designed to assess the safety and efficacy of RP5063 in approximately 400 patients with acute schizophrenia compared to placebo. On October 31, 2022 we announced over 30% enrollment in our Phase 3 RECOVER trial in the United States and the initiation and ongoing enrollment across sites in Europe. The Company has received regulatory approval for initiating the study in Asia (India), with enrollment at multiple sites in India expected in 2022.

Our primary focus is to complete the clinical development of RP5063 for the treatment of acute and maintenance schizophrenia.

We are currently developing Phase 2 trial protocols for studies of brilaroxazine in ADHD and PAH and anticipate submitting the protocols to regulatory agencies in the first half of 2023 and initiating the Phase 2 studies in the second half of 2023.

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

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable, and our accumulated deficit as of September 30, 2022, was $83.1 million. Our net loss for the three months ended September 30, 2022 and 2021, was approximately $3.5 million and $2.3 million, respectively. Our net loss for the nine months ended September 30, 2022 and 2021, was approximately $16.2 million and $4.8 million, respectively. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of September 30, 2022, we had cash of approximately $23.2 million. To fund our current operating plans, we will need to raise additional capital. Our existing cash will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities, however, we believe that our existing cash, will be sufficient to fund our current operating plans through at least November 2023. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition, and our ability to pursue our business strategy. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

The successful development of our platform and product candidates is highly uncertain, and we may never succeed in achieving marketing approval for our product candidates RP5063 (Brilaroxazine), RP1208, or any future product candidates. We estimate that initial costs to conduct our Phase 3 clinical study for RP5063 could total approximately $26 million, with approximately $1.0 million having been paid over the course of calendar 2021, with approximately $16.2 million payable during calendar 2022, approximately $6.6 million payable during calendar 2023, and approximately $2.5 million payable during calendar 2024. At this time, other than our estimates for conducting our Phase 3 clinical study for RP5063, we cannot reasonably estimate the nature, timing, or costs of the efforts necessary to finish developing any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing therapeutics, including the uncertainty of:

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

Results of Operations

Comparison of the three months ended September 30, 2022, and 2021:

The following table summarizes our results of operations for the three months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Change	Change
	2022	2021	$	%
	(unaudited)
Operating expenses
Research and development	$2,305,981	$1,423,359	882,622	62%
General and administrative	1,256,972	1,053,481	203,491	19%
Total operating expenses	3,562,953	2,476,840
Loss from operations	(3,562,953)	(2,476,840)
Gain on remeasurement of warrant liabilities	—	200,273	(200,273)	(100)%
Interest and other income (expense), net	49,509	(547)	50,056	9151%
Total other income (expense), net	49,509	199,726
Loss before provision for income taxes	(3,513,444)	(2,277,114)
Provision for income taxes	1,864	2,102	(238)	(11)%
Net loss	$(3,515,308)	$(2,279,216)

Research and Development Expenses

We incurred approximately $2.3 million and $1.4 million in research and development expenses for the three months ended September 30, 2022 and 2021, respectively. The primary reason for the increase of $0.9 million, or 62%, was attributable to an increase in Phase 3 clinical trial activity, higher drug development costs of approximately $0.4 million for our product candidate RP5063, an increase of approximately $0.4 million related to preclinical expenditures, other clinical expenses, and increases in salary. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General and Administrative Expenses

We incurred approximately $1.3 million and $1.1 million in general and administrative expenses for the three months ended September 30, 2022 and 2021, respectively. The increase of $0.2 million, or 19%, was primarily attributable to an increase in consultant and professional fees of $0.2 million.

Gain on Remeasurement of Warrant Liabilities

The gain on remeasurement of warrant liabilities of $0 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, resulted from the decrease in calculated fair value principally as a result of the decline in stock price during the three months ended September 30, 2021.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was approximately $49,509 and $(547) for the three months ended September 30, 2022 and 2021, respectively. The increase is primarily due to higher interest income of approximately $50,000 due to an increase in market interest rates in 2022 as compared to 2021.

Provision for Income Taxes

The provision for income taxes was approximately $1,864 and $2,102 for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily due to an increase of taxable income related to subsidiary revenue operations.

Comparison of the nine months ended September 30, 2022, and 2021:

The following table summarizes our results of operations for the nine months ended September 30, 2022, and 2021:

	Nine Months Ended September 30,		Change	Change
	2022	2021	$	%
	(unaudited)
Operating expenses
Research and development	$12,650,388	$2,188,849	10,461,539	478%
General and administrative	3,882,210	3,951,021	(68,811)	(2)%
Total operating expenses	16,532,598	6,139,870
Loss from operations	(16,532,598)	(6,139,870)
Gain on remeasurement of warrant liabilities	267,031	1,312,899	(1,045,868)	(80)%
Interest and other income (expense), net	56,961	(3,948)	60,909	1543%
Total other income (expense), net	323,992	1,308,951
Loss before provision for income taxes	(16,208,606)	(4,830,919)
Provision for income taxes	12,414	6,004	6,410	107%
Net loss	$(16,221,020)	$(4,836,923)

Research and Development Expenses

We incurred approximately $12.7 million and $2.2 million in research and development expenses for the nine months ended September 30, 2022 and 2021, respectively. The primary reason for the increase of $10.5 million, or 478%, was attributable to an increase in Phase 3 clinical trial activity and higher drug development costs of approximately $6.7 million for our product candidate RP5063, an increase of approximately $1.0 million related to preclinical expenditures and other clinical expenses, an increase of approximately $2.0 million related to manufacturing, testing, and delivery of chemicals, approximately $0.4 million related to safety and toxicology studies, and other increases in salary. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General and Administrative Expenses

We incurred approximately $3.9 million and $4.0 million in general and administrative expenses for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $0.1 million, or 2%, was primarily attributable to a decrease in legal expense of approximately $0.3 million, offset by an increase in consultant and professional fees of $0.1 million and recruiting expenses of approximately $0.1 million.

Gain on Remeasurement of Warrant Liabilities

The gain on remeasurement of warrant liabilities of approximately $0.3 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively, resulted from the smaller decrease in calculated fair value principally as a result of the smaller decline in stock price during those nine month period ended September 30, 2022 versus 2021.

Interest and Other Income (Expense), Net

The interest and other income (expense), net of approximately $56,961 and $(3,948) for the nine months ended September 30, 2022 and 2021, respectively. The increase is primarily a result of higher interest income of approximately $67,000 due to an increase in market interest rates in 2022 as compared to 2021.

Provision for Income Taxes

The provision for income taxes was approximately $12,414 and $6,004 for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to an increase of taxable income related to subsidiary revenue operations.

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

In January 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock for aggregate gross proceeds of up to $12.9 million. Effective July 28, 2022, we terminated the ATM Agreement. Prior to termination, the Company had not sold any shares of its Common Stock pursuant to the ATM Agreement.

On September 8, 2022, the Company completed a registered direct offering and concurrent private placement (together, the “September 2022 Offering”). In the registered direct offering, the Company issued 1,976,285 shares of common stock at a purchase price per share of $2.53, for aggregate gross proceeds to the Company of approximately $5.0 million, before deducting certain transaction expenses payable by the Company. The transaction expenses were net against the proceeds received and were included in additional paid-in capital.

The Company issued to the investors in the September 2022 Offering warrants to purchase up to 3,359,684 shares of common stock (the “Private Placement Warrants”). The Private Placement Warrants were immediately exercisable upon issuance at an exercise price of $2.40 per share and will expire on September 8, 2027.

In a concurrent private placement the Company issued pre-funded warrants (the “Private Pre-Funded Warrants”) to purchase up to an aggregate of 1,383,399 shares of common stock at a purchase price of $2.5299 per share, for aggregate gross proceeds to the Company of approximately $3.5 million, before deducting transaction expenses payable by the Company, which were net against the proceeds received and were included in additional paid-in capital. The Private Pre-Funded Warrants were immediately exercisable at an exercise price of $0.0001 per share and will expire when the Private Pre-Funded Warrants are fully exercised. No Private Pre-Funded Warrants or Private Placement Warrants have been exercised as of September 30, 2022.

The September 2022 Offering resulted in aggregate gross proceeds of approximately $8.5 million before deducting transaction expenses. The total net proceeds totaled approximately $7.8 million after deducting transaction costs of $0.7 million.

As of September 30, 2022, we had cash of approximately $23.2 million. We expect the balance of cash on hand to be sufficient to at least meet our obligations for the period through November 2023. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; and experience any delays or encounter issues with any of the above.

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

The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended September 30,		Change	Change
	2022	2021	$	%
	(unaudited)
Net cash provided by (used in)
Operating activities	$(14,269,947)	$(6,766,309)	(7,503,638)	111%
Financing activities	7,773,930	31,497,463	(23,723,533)	(75)%
Net (decrease) increase in cash	$(6,496,017)	$24,731,154

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022, was approximately $14.3 million, consisting primarily of a net loss of approximately $16.2 million, a noncash gain related to the remeasurement of warrant liabilities of approximately $0.3 million, stock-based compensation expense of approximately $0.1 million, and a decrease in net operating assets of approximately $2.1 million. The decrease in net operating assets was primarily due to increases in accounts payable, a decrease in prepaid expenses and other current assets and a decrease in accrued expenses and other current liabilities.

Net cash used in operating activities for the nine months ended September 30, 2021, was approximately $6.8 million, consisting primarily of a net loss of approximately $4.8 million, a noncash gain related to the remeasurement of warrant liabilities of approximately $1.3 million and an increase in net operating assets of approximately $0.7 million. The increase in net operating assets was due to increases in prepaid expenses and accrued expenses and other liabilities, offset by a decrease in accounts payable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022, of $7.8 million related to proceeds from the sale of the common stock and warrants in the September 2022 Offering. Net cash provided by financing activities for the nine months ended September 30, 2021, of approximately $31.5 million related to proceeds from the public offering.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

  ITEM 6.    EXHIBITS

Exhibit No.	Exhibit
4.1	Form of Private Pre-Funded Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on September 7, 2022, and incorporated here by reference)

4.2	Form of Private Placement Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on September 7, 2022, and incorporated here by reference)

10.1

Form of Securities Purchase Agreement, dated September 6, 2022, by and between the Company and the Institutional Investor (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on September 7, 2022, and incorporated here by reference)

10.2

Form of Securities Purchase Agreement, dated September 6, 2022, by and between the Company and the Private Placement Entities (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed on September 7, 2022, and incorporated here by reference)

10.3

Placement Agency Agreement, dated September 6, 2022, by and between the Company and the Placement Agent (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K as filed on September 7, 2022, and incorporated here by reference)

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

Reviva Pharmaceuticals Holdings, Inc.
(Registrant)

Date: November 14, 2022	/s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	/s/ Narayan Prabhu
Narayan Prabhu
Chief Financial Officer
(Principal Financial and Accounting Officer)