Form 10-Q
period 2023-03-31
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2023-05-15
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Not applicable

(Former Name, Former Address and Former Fiscal Year,

if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RVPH	The Nasdaq Capital Market
Warrants to purchase one share of Common Stock	RVPHW	The Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2023 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 20,634,782.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

FORM 10-Q TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited).

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31, 2023 and December 31, 2022

	March 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$11,255,552	$18,519,856
Prepaid expenses and other current assets	1,645,971	403,819

Total Assets	$12,901,523	$18,923,675

Liabilities and Stockholders' Equity

Liabilities
Current liabilities:
Short-term debt	$667,500	$—
Accounts payable	2,860,578	3,520,271
Accrued expenses and other current liabilities	3,032,159	2,519,569
Total current liabilities	6,560,237	6,039,840
Non-current liabilities:
Warrant liabilities	556,313	567,439
Total Liabilities	7,116,550	6,607,279

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, par value of $0.0001; 115,000,000 shares authorized; 20,452,121 and 20,447,371 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	2,045	2,045
Additional paid-in capital	103,556,732	103,485,612
Accumulated deficit	(97,773,804)	(91,171,261)
Total stockholders' equity	5,784,973	12,316,396

Total Liabilities and Stockholders' Equity	$12,901,523	$18,923,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$5,234,999	$5,830,018
General and administrative	1,500,554	1,620,139
Total operating expenses	6,735,553	7,450,157
Loss from operations	(6,735,553)	(7,450,157)
Other income (expense)
Gain on remeasurement of warrant liabilities	11,126	89,010
Interest expense	(7,655)	—
Interest income	147,011	1,735
Other expense	(14,494)	(1,967)
Total other (expense) income, net	135,988	88,778
Loss before provision for income taxes	(6,599,565)	(7,361,379)
Provision for income taxes	2,978	3,629
Net loss	$(6,602,543)	$(7,365,008)

Net loss per share:
Basic and diluted	$(0.30)	$(0.40)

Weighted average shares outstanding
Basic and diluted	21,833,598	18,466,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2023 and 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
For the Three Months Ended March 31, 2023	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	20,447,371	$2,045	$103,485,612	$(91,171,261)	$12,316,396
Common stock issued in connection with warrant exercises	4,750	—	19,593	—	19,593
Stock-based compensation expense	—	—	51,527	—	51,527
Net loss	—	—	—	(6,602,543)	(6,602,543)
Balance at March 31, 2023	20,452,121	$2,045	$103,556,732	$(97,773,804)	$5,784,973

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
For the Three Months Ended March 31, 2022	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	14,433,286	$1,443	$95,516,986	$(66,831,969)	$28,686,460
Common stock issued in connection with warrant exercises	700,000	70	—	—	70
Stock-based compensation expense	—	—	39,686	—	39,686
Net loss	—	—	—	(7,365,008)	(7,365,008)
Balance at March 31, 2022	15,133,286	$1,513	$95,556,672	$(74,196,977)	$21,361,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(6,602,543)	$(7,365,008)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on remeasurement of warrant liabilities	(11,126)	(89,010)
Stock-based compensation expense	51,527	39,686
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,242,152)	110,213
Accounts payable	(659,693)	674,930
Accrued expenses and other current liabilities	512,590	362,412
Net cash used in operating activities	(7,951,397)	(6,266,777)
Cash flows from financing activities
Proceeds from issuance of short-term debt	667,500	—
Proceeds from exercise of warrants	19,593	70
Net cash provided by financing activities	687,093	70
Net decrease in cash and cash equivalents	(7,264,304)	(6,266,707)
Cash and cash equivalents, beginning of period	18,519,856	29,687,944
Cash and cash equivalents, end of period	$11,255,552	$23,421,237

Supplemental disclosures of cash flow information:
Cash paid for taxes	$2,241	$675

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND NATURE OF OPERATIONS

On December 14, 2020, Reviva Pharmaceuticals Holdings, Inc. (the “Company”), a Delaware corporation and the successor by re-domiciliation to Tenzing Acquisition Corp. (“Tenzing”), a British Virgin Islands exempted company, Tenzing Merger Subsidiary Inc., a Delaware corporation and wholly-owned subsidiary of Tenzing (“Merger Sub”), and Reviva Pharmaceuticals, Inc., a Delaware corporation (together with its consolidated subsidiary), consummated a business combination (the “Business Combination”) through the merger of Merger Sub with and into Reviva Pharmaceuticals, Inc., in accordance with the Agreement and Plan of Merger, dated as of July 20, 2020 (the “Merger Agreement”), by and among Tenzing, Merger Sub, Reviva Pharmaceuticals, Inc., and the other parties thereto. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub merged with and into Reviva Pharmaceuticals, Inc., with Reviva Pharmaceuticals, Inc. as the surviving company in the Merger and, after giving effect to such Merger, Reviva Pharmaceuticals, Inc. becoming a wholly-owned subsidiary of Reviva Pharmaceuticals Holdings, Inc. In these notes to the condensed consolidated financial statements, unless otherwise specified or the context indicates otherwise, references to the “Company,” “Reviva,” “we,” “us” and “our” refer to Reviva Pharmaceuticals Holdings, Inc. and its consolidated subsidiaries.

Reviva Pharmaceuticals, Inc. was originally incorporated in the state of Delaware and commenced operations on May 1, 2006 and its Indian subsidiary, Reviva Pharmaceuticals India Pvt. Ltd. was incorporated in 2014. The Company is an emerging research based pharmaceutical company focused on developing a portfolio of internally discovered next generation safe and effective therapeutic drugs by using an integrated chemical genomics technology platform and proprietary chemistries. The Company’s current pipeline focuses on the central nervous system (CNS), respiratory and metabolic diseases.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The condensed consolidated balance sheet as of December 31, 2022, has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in the quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2022, which were included in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2023.

Liquidity and Going Concern

The Company has incurred losses since inception and as of March 31, 2023, the Company had working capital of approximately $6.3 million, an accumulated deficit of $97.8 million and cash and cash equivalents on hand of approximately $11.3 million. The Company’s net loss for the three months ended March 31, 2023 was approximately $6.6 million. The Company expects to incur significant expenses and increased operating losses for the next several years. The Company expects its expenses to increase in connection with its ongoing activities to research, develop and commercialize its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

The Company’s current cash on hand is not sufficient to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. The Company believes that it has adequate cash on hand to cover anticipated outlays through the majority of fiscal year 2023, but will need additional fundraising activities and cash on hand during the fourth quarter of fiscal year 2023. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting periods covered by the financial statements and accompanying notes. Significant areas requiring the use of management estimates include, but are not limited to, depreciative and amortization useful lives, assumptions used to calculate the fair value of stock-based compensation, warrant liabilities, deferred tax assets, and related valuation allowances. Actual results could differ materially from such estimates under different assumptions or circumstances.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. Currently, the Company’s cash and cash equivalents are (and as of March 31, 2023 and December 31, 2022, all of the Company’s cash and cash equivalents were) held in demand deposit form at two financial institutions. Deposits in financial institutions may, from time to time, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash.

The Company is subject to all of the risks inherent in an early-stage company developing new pharmaceutical products. These risks include, but are not limited to, limited management resources, dependence upon medical acceptance of products in development, regulatory approvals, successful clinical trials, availability and willingness of patients to participate in human trials, and competition in the pharmaceutical industry. The Company’s operating results may be materially affected by the foregoing factors.

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

The Company is continuing to assess the potential impact of the COVID-19 pandemic on its business and operations as of March 31, 2023.

3.	EMPLOYEE BENEFIT PLAN

In 2014, Reviva Pharmaceuticals, Inc. implemented a tax deferred savings plan, commonly referred to as a 401(k) plan. Employee’s contributions are withheld from standard payroll checks and are automatically withdrawn from the Company checking account and deposited into individual employee retirement accounts a few days following each payroll period. Employees can defer or contribute the statutory legal limits. There has been no Company matching of employee contributions to the plan through March 31, 2023.

4.	LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share includes potentially dilutive securities such as stock options, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per shares for the three months ended March 31, 2023 and 2022, because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Shares issuable upon exercise of stock options	244,774	192,898
Shares issuable upon exercise of warrants to purchase common stock	17,228,354	13,883,732
Shares contingently issuable for earnout	1,000,000	1,000,000
	18,473,128	15,076,630

The diluted loss per share computation equals basic loss per share for the three months ended March 31, 2023 and 2022 because the Company had a net loss and the impact of the assumed exercise of stock options and warrants would have been anti-dilutive.

5.	WARRANTS

As of March 31, 2023, there were public warrants outstanding to purchase an aggregate of 6,325,000 shares of common stock, private warrants outstanding to purchase an aggregate of 3,915,997 shares of common stock, investor warrants outstanding to purchase an aggregate of 6,866,901 shares of common stock, private pre-funded warrants to purchase an aggregate of 1,383,399 shares of common stock, and assumed warrants outstanding to purchase an aggregate of 120,456 shares of common stock.

2020 Business Combination

In connection with the closing of our Business Combination in 2020, our predecessor company, Tenzing, issued public warrants to purchase 6,325,000 shares and private placement warrants to purchase 556,313 shares.

Further, there were assumed warrants to purchase an aggregate of 126,268 shares of common stock, of which 5,812 expired during fiscal year 2022. These warrants were classified as equity as of March 31, 2023 and March 31, 2022. The fair value of these warrants on the date of issuance was $1,279,182.

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

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or a recapitalization, reorganization, merger or consolidation. The private warrants were classified as derivative liabilities pursuant to ASC 815 (see to Note 9).

2021 Public Offering

In connection with the Offering of Units, the Company issued Pre-Funded Warrants exercisable for 5,066,600 shares of common stock, and Investor Warrants exercisable for 6,900,000 shares of common stock.

During fiscal year 2021, 1,033,300 of Pre-Funded Warrants were exercised for $103 in proceeds, resulting in the issuance of 1,033,300 common shares. During fiscal year 2022, 4,033,300 Pre-Funded Warrants were exercised for $403 in proceeds, resulting in the issuance of 4,033,300 common shares. There were no 2021-issued Pre-Funded Warrants outstanding as of March 31, 2023.

During fiscal year 2022, 6,000 Investor Warrants were exercised for $18,563 in proceeds, resulting in the issuance of 4,500 shares of common shares. During the three months ended March 31, 2023, 6,334 Investor Warrants were exercised for $19,593 in proceeds, resulting in the issuance of 4,750 shares of common shares. As of March 31, 2023, there are Investor Warrants outstanding to purchase an aggregate of 6,866,901 shares of common stock.

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

No 2022 Private Pre-Funded Warrants or 2022 Private Placement Warrants issued during the September 2022 Offering have been exercised as of March 31, 2023.

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

6.	STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of the fair value of stock options granted to employees, non-employee consultants and non-employee directors. During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation of $51,527 and $39,686 respectively. As of March 31, 2023, the Company had unrecognized stock-based compensation expense of $422,646, which is expected to be recognized over a weighted-average period of 2.7 years. As of March 31, 2023, there are 0 and 2,600,063 shares of common stock available for issuance under the 2006 Equity Incentive Plan and 2020 Equity Incentive Plan, respectively.

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

Dividend Yield – The Company has not paid a dividend and does not anticipate paying a dividend in the foreseeable future.

There were no options granted during the three months ended March 31, 2023 and 2022.

Activity under the stock plans for the three months ended March 31, 2023, is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise price per share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2022	2,600,063	244,774	$6.32	8.62	$—
Balance, March 31, 2023	2,600,063	244,774	$6.32	8.37	$—

Options exercisable at March 31, 2023		111,844	$8.06	7.39	$—

7.	SHORT-TERM DEBT

Insurance Funding

The Company obtained financing for certain Director & Officer liability insurance policy premiums. The governing agreement assigns First Insurance Funding (Lender) a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes and fees financed is $667,500 with an annual interest rate of 8.735%. In consideration of the premium payment by Lender to the insurance companies or the agent or broker, the Company unconditionally promises to pay Lender the amount financed plus interest and other charges permitted under the governing agreement. At March 31, 2023 the Company recorded $667,500 as insurance financing short-term debt in its consolidated balance sheet. The Company will pay the insurance financing through three quarterly installment payments with the last payment being on October 1, 2023.

8.	COMMITMENTS AND CONTINGENCIES

Clinical trials

Since 2010, the Company has entered into multiple clinical trial agreements with medical institutions in the United States, Europe and Asia for the purpose of enrolling patients into various clinical trials. The agreements are substantially similar by trial and include a detailed listing of the clinical trial services for which the Company will pay, the amount to be paid for each service, a set-up charge (if any), Investigational Review Board fees, contractual term, and other provisions. The clinical trial services provided by each site generally include the screening of prospective patients and, for those patients to be enrolled in the study, administration of the Company’s investigation drug according to the trial protocol, any required hospitalization, ancillary medical supplies, and 2-week patient follow-up. Further, each agreement requires the Company to indemnify each respective clinical site against any and all liability, loss, or damage it may suffer as a result of third-party claims; the Company maintains product liability insurance of not less than $10 million in conjunction with this indemnification. The agreements may be terminated upon 30 days’ written notice, subject to conditions of paying all liabilities incurred through the date of termination. Additionally, with each screened patient, the Company incurs expense with other entities engaged to provide independent review of patient medical records.

As part of the Company's agreement with one of its clinical research organizations, the Company is required to maintain a 7% upfront float for fees related to expenses incurred in clinical studies. When the float has depleted to 15% (i.e. 85% of the float has been used) the Company will receive an invoice to replenish the float up to 7% of the remaining estimated budget for the studies. During the three months ended March 31, 2023, the Company paid approximately $0.9 million to replenish the float and expensed approximately $0.3 million. As of March 31, 2023, the Company has a remaining prepaid float balance of approximately $0.7 million.

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

The following is a listing of the Company’s warrant liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(unaudited)
Liabilities:
Warrant liability	—	—	$556,313	$556,313
Total	$—	$—	$556,313	$556,313

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$567,439	$567,439
Total	$—	$—	$567,439	$567,439

The following table summarizes the changes in the fair value of the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Balance, beginning of period	$567,439	$372,730
Change in fair value of warrant liability	(11,126)	(89,010)
Balance, end of period	$556,313	$283,720

The Company classified the private warrants pursuant to ASC 815 as derivative liabilities, as the warrants have terms which are modified upon any future transfer of ownership, with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. The Company calculated the fair value of the private warrants as of March 31, 2023 as $556,313 using a Black-Scholes model. The key inputs used in the Black-Scholes calculation were the risk-free interest rate, expected volatility, expected life, exercise price and stock price. The risk-free interest rate was estimated to be 3.88%, the expected volatility was estimated to be 75.70%, and the expected life was estimated to be 2.71 years. The exercise price was $11.50, and the stock price $4.19.

The Company recorded a gain on remeasurement of warrant liabilities of $11,126 and $89,010 for the three months ended March 31, 2023 and 2022, respectively.

10.	SUBSEQUENT EVENTS

On April 25, 2023, the Compensation Committee of the Company’s Board of Directors approved the grant of option awards to certain of the Company's officers and employees in accordance with the terms of our 2020 Equity Incentive Plan ("2020 Plan"). The Compensation Committee’s approval included the following options granted to the Company's named executive officers: option to purchase 443,000 shares of common stock to the President and Chief Executive Officer; and an option to purchase 170,000 shares of common stock to the Chief Financial Officer. The Company's Vice President for Program & Portfolio Management was awarded an option to purchase 150,000 shares of common stock. In addition, the Compensation Committee awarded options covering an aggregate of 540,000 shares of common stock to other employees of the Company. All of the options were granted pursuant to the 2020 Plan and have an exercise price of $6.74 per share, based on the closing price of the common stock on the grant date in accordance with the terms of the 2020 Plan. The options granted to the named executive officers and Vice President for Program & Portfolio Management were immediately vested as to 50% of the shares subject thereto on the grant date, and will vest as to an additional 1.389% of the shares subject thereto on the last day of each month thereafter and have a ten-year expiration date. The options granted to the other employees have varying vesting terms between three and four years.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements other than statements of historical fact included in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this section, words such “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed herein. All such forward-looking statements, and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph and the “Cautionary Note Regarding Forward-Looking Statements” below.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to grow and manage growth economically;

•	our ability to retain key executives and medical and science personnel;

•	the possibility that our products in development succeed in or fail clinical trials or are not approved by the U.S. Food and Drug Administration or other applicable authorities;

•	the possibility that we could be forced to delay, reduce or eliminate our planned clinical trials or development programs;

•	our ability to obtain approval from regulatory agencies in different jurisdictions for our current or future product candidates;

•	changes in applicable laws or regulations;

•	changes to our relationships within the pharmaceutical ecosystem;

•	the performance of third-party suppliers and manufacturers and our ability to find additional suppliers and manufacturers and obtain alternative sources of raw materials;

•	our ability and the potential to successfully manufacture our product candidates for pre-clinical use, for clinical trials and, if approved, on a larger scale for commercial use;

•	our current and future capital requirements to support our development and commercialization efforts and our ability to satisfy our capital needs;

•	our ability to access capital on acceptable terms in a rising interest rate and tighter credit environment;

•	expectations regarding our ability to continue as a going concern;

•	the accuracy of our estimates regarding expenses and capital requirements, including estimated costs of our clinical studies.

•	our limited operating history;

•	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;

•	changes in the markets that we target;

•	the impact and uncertain effect of COVID-19 or other future pandemics or events, and related responses of businesses and governments to COVID-19 or other future pandemics or events, on our operations including our clinical trials and on our personnel and those of any third party service providers upon which we rely, on commercial activity in the markets in which we operate and on our results of operations;

•	our ability to meet the continued listing requirements for the listing of our common stock and listed warrants on Nasdaq;

•	our ability to maintain or protect the validity of our patents and other intellectual property;

•	our exposure to any liability, protracted and costly litigation or reputational damage relating to data security;

•	our ability to maintain effective internal controls; and

•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

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

We are currently developing Phase 2 trial protocols for studies of brilaroxazine in ADHD and PAH and anticipate submitting the protocols to regulatory agencies in the second half of 2023 and initiating the Phase 2 studies in the second half of 2023.

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

As a result of the COVID-19 pandemic, we may experience disruptions that could adversely impact our business. The COVID-19 pandemic may negatively affect clinical site initiation, patient recruitment and enrollment, patient dosing, distribution of drug to clinical sites and clinical trial monitoring for our clinical trials. The COVID-19 pandemic may also negatively affect the operations of the third-party contract research organizations that we intend to continue to rely upon to assist us in conducting our clinical trials and the contract manufacturers who manufacture our drug candidates.

We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part I—Item 1A—Risk Factors of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023.

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

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable, and our accumulated deficit as of March 31, 2023, was $97.8 million. Our net loss for the three months ended March 31, 2023 and 2022, was approximately $6.6 million and $7.4 million, respectively. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

•

add operational, financial and management information systems and personnel, including personnel to support our product candidate development, any future commercialization efforts, and our ongoing compliance with and maintenance of public company controls, procedures and regulatory requirements and standards.

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of March 31, 2023, we had cash and cash equivalents of approximately $11.3 million. To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities. We believe that we have adequate cash on hand to cover anticipated outlays through the majority of fiscal year 2023, but will need additional fundraising activities and cash on hand during the fourth quarter of fiscal year 2023. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition, and our ability to pursue our business strategy, and our ability to continue as a going concern. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Research and Development Expenses

We focus our resources on research and development activities, including the conduct of preclinical and clinical studies and product development and expense such costs as they are incurred. We have not historically tracked or recorded research and development expenses on a project-by-project basis, primarily because we use our employee and infrastructure resources across multiple research and development projects, and it is not practical for us to allocate such costs on a project-by-project basis. Our research and development expenses primarily consist of contract research organization expenses, scientific research vendor expenses, and employee-related expenses, including salaries, benefits and taxes for personnel in research and development functions.

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

** We completed the Phase 1 clinical study for brilaroxazine prior to starting the Phase 2 study in schizophrenia and schizoaffective disorder. We collected safety data for brilaroxazine in over 200 patients, including healthy subjects and patients with stable schizophrenia, acute schizophrenia and schizoaffective disorder. Generally, no separate Phase 1 study is required for conducting a Phase 2 study for an additional indication, provided the treatment doses in the Phase 2 study for an additional indication are within the range of doses tested in the previously completed Phase 1 study.

The successful development of our platform and product candidates is highly uncertain, and we may never succeed in achieving marketing approval for our product candidates RP5063 (Brilaroxazine), RP1208, or any future product candidates. We expect the remaining costs in connection with our ongoing Phase 3 clinical study for brilaroxazine to be approximately $14.5 million, with approximately $10.8 million payable during calendar 2023, and approximately $3.7 million payable during calendar 2024. At this time, other than our estimates for conducting our Phase 3 clinical study for brilaroxazine, we cannot reasonably estimate the nature, timing, or costs of the efforts necessary to finish developing any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing therapeutics, including the uncertainty of:

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023. Since the date of the Annual Report, there have been no material changes in our critical accounting policies.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022:

The following table summarizes our results of operations for three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%
Operating expenses
Research and development	$5,234,999	$5,830,018	(595,019)	(10)%
General and administrative	1,500,554	1,620,139	(119,585)	(7)%
Total operating expenses	6,735,553	7,450,157
Loss from operations	(6,735,553)	(7,450,157)
Gain on remeasurement of warrant liabilities	11,126	89,010	(77,884)	(88)%
Interest expense	(7,655)	—	(7,655)	10000%
Interest income	147,011	1,735	132,749	57219%
Other expense	(14,494)	(1,967)	132,749	57219%
Total other (expense) income, net	135,988	88,778
Loss before provision for income taxes	(6,599,565)	(7,361,379)
Provision for income taxes	2,978	3,629	(651)	(18)%
Net loss	$(6,602,543)	$(7,365,008)

Research and Development Expenses

We incurred approximately $5.2 million and $5.8 million in research and development expenses for the three months ended March 31, 2023 and 2022, respectively. The primary reason for the decrease of $0.6 million, or (10)%, was attributable to a decrease in Phase 3 clinical trial expenses and lower drug development costs of approximately $1.4 million for our product candidate brilaroxazine. This is coupled with a decrease of approximately $0.1 million related to preclinical expenditures. This is slightly offset by an increase of approximately $0.4 million related to safety and toxicology studies, an increase in salaries of approximately $0.3 million, an increase in stock-based compensation and payroll taxes of approximately $0.1 million, and an increase in consulting expenses of approximately $0.1 million. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General and Administrative Expenses

We incurred approximately $1.5 million and $1.6 million in general and administrative expenses for the three months ended March 31, 2023 and 2022, respectively. Total general and administrative expenses have remained relatively consistent year over year. The modest period-over-period decrease was primarily attributable to decreases in health and commercial insurance of approximately $0.1 million, legal expenses of approximately $0.1 million, payroll related expenses of approximately $0.1 million. This is slightly offset by increases in consultant and professional expenses of approximately $0.1 million and board of director compensation expenses of approximately $0.1 million.

Gain on Remeasurement of Warrant Liabilities

The gain on remeasurement of warrant liabilities of $0 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, resulted from the slight decrease in calculated fair value principally as a result of the slight decrease in our stock price during the three months ended March 31, 2023. The gain on remeasurement of warrant liabilities $0.1 million for the three months ended March 31, 2022, resulted from the decrease in calculated fair value principally as a result of the decline in stock price during the three months ended March 31, 2022.

Interest Income

Interest Income increased primarily due to the Company moving funds to an interest-bearing account in the final months of fiscal year 2022, coupled with an increase in market interest rates in 2023 as compared to 2022.

Liquidity and Capital Resources

	March 31,	December 31,	Change
	2023	2022	Dollars	Percentage
Balance Sheet Data:
Cash and cash equivalents	$11,255,552	$18,519,856	(7,264,304)	(39.2)%
Working capital	$6,341,286	$12,883,835	(6,542,549)	(50.8)%
Total assets	$12,901,523	$18,923,675	(6,022,152)	(31.8)%
Total stockholders' equity	$5,784,973	$12,316,396	(6,531,423)	(53.0)%

	Three Months Ended March 31,		Change
Statement of Cash Flow Data:	2023	2022	Dollars	Percentage
Net cash used in operating activities	$(7,951,397)	$(6,266,777)	(1,684,620)	26.9%
Net cash provided by financing activities	687,093	70	687,023	981461.4%
Net decrease in cash and cash equivalents	$(7,264,304)	$(6,266,707)	(997,597)	15.9%

Capital Resources

As of March 31, 2023, we had cash and cash equivalents of approximately $11.3 million. We believe that we have adequate cash on hand to cover anticipated outlays through the majority of fiscal year 2023, but will need additional fundraising activities and cash on hand during the fourth quarter of fiscal year 2023. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements are issued. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; and experience any delays or encounter issues with any of the above.

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

No Private Pre-Funded Warrants or Private Placement Warrants have been exercised as of March 31, 2023.

The September 2022 Offering resulted in aggregate gross proceeds of approximately $8.5 million before deducting transaction expenses. Net proceeds totaled approximately $7.8 million after deducting transaction costs of $0.7 million.

We obtained financing for certain Director & Officer liability insurance policy premiums from First Insurance Funding. The total premiums, taxes, and fees financed is $667,500 with an annual percentage interest rate of 8.735%. At March 31, 2023 the balance of insurance financing debt payable was $667,500 in the condensed consolidated balance sheet.

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

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023, was approximately $8.0 million, consisting primarily of a net loss of $6.6 million, coupled with a change in our operating assets and liabilities totaling $1.4 million. The increase in net operating assets was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities coupled with an increase in prepaid expenses and other current assets.

Net cash used in operating activities for the three months ended March 31, 2022, was $6.3 million, consisting primarily of a net loss of approximately $7.4 million, a noncash gain related to the remeasurement of warrant liabilities of approximately $0.1 million, and a decrease in net operating assets of approximately $1.1 million. The decrease in net operating assets was primarily due to increases in accounts payable and accrued expenses and other current liabilities, coupled with a decrease in prepaid expenses and other current assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 consists of approximately $667.5 thousand related to proceeds from the issuance of short-term debt and approximately $19.6 thousand related to proceeds from the exercise of warrants for common stock. Net cash provided by financing activities for the three months ended March 31, 2022, of $70 related to proceeds from the exercise of warrants for common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information called for by this item.

ITEM 4. CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – Other Information

ITEM 1.	LEGAL PROCEEDINGS.

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

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 30, 2023, may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS
Exhibit No.	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed herewith.

**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be deemed to be incorporated by reference into any filing under such Act or the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates such certifications by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reviva Pharmaceuticals Holdings, Inc. (Registrant)

Date: May 15, 2023	/s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	/s/ Narayan Prabhu
Narayan Prabhu
Chief Financial Officer
(Principal Financial and Accounting Officer)