Form 10-Q
period 2023-06-30
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2023-08-14
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 22,650,266.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

FORM 10-Q TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2023 and December 31, 2022

	June 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$11,151,582	$18,519,856
Prepaid expenses and other current assets	690,440	403,819

Total Assets	$11,842,022	$18,923,675

Liabilities and Stockholders' Equity

Liabilities
Short-term debt	$222,500	$—
Accounts payable	2,648,287	3,520,271
Accrued expenses and other current liabilities	6,337,558	2,519,569
Total current liabilities	9,208,345	6,039,840
Warrant liabilities	1,012,490	567,439
Total Liabilities	10,220,835	6,607,279

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, par value of $0.0001; 115,000,000 shares authorized; 22,650,266 and 20,447,371 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	2,265	2,045
Additional paid-in capital	111,835,588	103,485,612
Accumulated deficit	(110,216,666)	(91,171,261)
Total stockholders' equity	1,621,187	12,316,396

Total Liabilities and Stockholders' Equity	$11,842,022	$18,923,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$8,991,250	$4,514,389	$14,226,249	$10,344,407
General and administrative	3,079,301	1,005,099	4,579,855	2,625,238
Total operating expenses	12,070,551	5,519,488	18,806,104	12,969,645
Loss from operations	(12,070,551)	(5,519,488)	(18,806,104)	(12,969,645)
Other (expense) income
(Loss) gain on remeasurement of warrant liabilities	(456,177)	178,021	(445,051)	267,031
Interest expense	(12,759)	—	(20,414)	—
Interest income	103,080	13,825	250,091	15,560
Other expense	(19)	(6,141)	(14,513)	(8,108)
Total other (expense) income, net	(365,875)	185,705	(229,887)	274,483
Loss before provision for income taxes	(12,436,426)	(5,333,783)	(19,035,991)	(12,695,162)
Provision for income taxes	6,436	6,921	9,414	10,550
Net loss	$(12,442,862)	$(5,340,704)	$(19,045,405)	$(12,705,712)

Net loss per share:
Basic and diluted	$(0.55)	$(0.29)	$(0.86)	$(0.69)

Weighted average shares outstanding
Basic and diluted	22,434,781	18,466,586	22,135,850	18,466,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three and Six Months Ended June 30, 2023

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Three Months Ended June 30, 2023	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2023	20,452,121	$2,045	$103,556,732	$(97,773,804)	$5,784,973
Common stock issued in connection with warrant exercises	2,198,145	220	5,658,037	—	5,658,257
Stock-based compensation expense	—	—	2,620,819	—	2,620,819
Net loss	—	—	—	(12,442,862)	(12,442,862)
Balance at June 30, 2023	22,650,266	$2,265	$111,835,588	$(110,216,666)	$1,621,187

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Six Months Ended June 30, 2023	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	20,447,371	$2,045	$103,485,612	$(91,171,261)	$12,316,396
Common stock issued in connection with warrant exercises	2,202,895	220	5,677,630	—	5,677,850
Stock-based compensation expense	—	—	2,672,346	—	2,672,346
Net loss	—	—	—	(19,045,405)	(19,045,405)
Balance at June 30, 2023	22,650,266	$2,265	$111,835,588	$(110,216,666)	$1,621,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

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

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(19,045,405)	$(12,705,712)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	445,051	(267,031)
Stock-based compensation expense	2,672,346	79,562
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(286,621)	661,972
Accounts payable	(871,984)	1,874,328
Accrued expenses and other current liabilities	3,817,989	88,929
Net cash used in operating activities	(13,268,624)	(10,267,952)
Cash flows from financing activities
Proceeds from issuance of short-term debt	667,500	—
Repayment of short-term debt	(445,000)	—
Proceeds from exercise of warrants	5,677,850	70
Net cash provided by financing activities	5,900,350	70
Net decrease in cash and cash equivalents	(7,368,274)	(10,267,882)
Cash and cash equivalents, beginning of period	18,519,856	29,687,944
Cash and cash equivalents, end of period	$11,151,582	$19,420,062

Supplemental disclosures of cash flow information:
Cash paid for taxes	$3,941	$3,981
Cash paid for interest	$20,414	$—
Prepaid expenses included in accounts payable	$—	$169,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION AND NATURE OF OPERATIONS

On December 14, 2020, Reviva Pharmaceuticals Holdings, Inc. (the “Company”), a Delaware corporation and the successor by re-domiciliation to Tenzing Acquisition Corp. (“Tenzing”), a British Virgin Islands exempted company, Tenzing Merger Subsidiary Inc., a Delaware corporation and wholly-owned subsidiary of Tenzing (“Merger Sub”), and Reviva Pharmaceuticals, Inc., a Delaware corporation (together with its consolidated subsidiary), consummated a business combination (the “Business Combination”) through the merger of Merger Sub with and into Reviva Pharmaceuticals, Inc. (the “Merger”), in accordance with the Agreement and Plan of Merger, dated as of July 20, 2020 (the “Merger Agreement”), by and among Tenzing, Merger Sub, Reviva Pharmaceuticals, Inc., and the other parties thereto. Pursuant to the Merger Agreement, at the effective time of the Merger, Merger Sub merged with and into Reviva Pharmaceuticals, Inc., with Reviva Pharmaceuticals, Inc. as the surviving company in the Merger and, after giving effect to such Merger, Reviva Pharmaceuticals, Inc. becoming a wholly-owned subsidiary of Reviva Pharmaceuticals Holdings, Inc. In these notes to the condensed consolidated financial statements, unless otherwise specified or the context indicates otherwise, references to the “Company,” “Reviva,” “we,” “us” and “our” refer to Reviva Pharmaceuticals Holdings, Inc. and its consolidated subsidiaries.

Reviva Pharmaceuticals, Inc. was originally incorporated in the state of Delaware and commenced operations on May 1, 2006 and its Indian subsidiary, Reviva Pharmaceuticals India Pvt. Ltd. was incorporated in 2014. The Company is a late-stage pharmaceutical company developing new therapies that seek to address unmet medical needs in the areas of central nervous system (CNS), inflammatory and cardiometabolic diseases.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

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

Liquidity and Going Concern

The Company has incurred losses since inception and as of June 30, 2023, the Company had working capital of approximately $2.6 million, an accumulated deficit of $110.2 million and cash and cash equivalents on hand of approximately $11.2 million. The Company’s net loss for the three months ended June 30, 2023 and 2022, was approximately $12.4 million and $5.3 million, respectively. The Company's net loss for the six months ended June 30, 2023 and 2022, was approximately $19.0 million and $12.7 million, respectively. The Company expects to incur significant expenses and increased operating losses for the next several years. The Company expects its expenses to increase in connection with its ongoing activities to research, develop and commercialize its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

The Company obtained financing for certain Director & Officer liability insurance policy premiums from First Insurance Funding (the “Lender”). The total premiums, taxes, and fees financed is $667,500 with an annual percentage interest rate of 8.735%. As of June 30, 2023, the Company has repaid $445,000 towards the short-term debt and has recorded at such date the remaining insurance financing debt payable balance of $222,500, as short-term debt, on the condensed consolidated balance sheet, with the last quarterly installment payment due on October 1, 2023.

The Company’s current cash on hand is not sufficient to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. The Company believes that it has adequate cash on hand to cover anticipated outlays well into the fourth quarter of 2023, but will need additional fundraising activities and cash on hand during the fourth quarter of fiscal year 2023. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. Currently, substantially all the Company’s cash and cash equivalents are held in demand deposit form at two financial institutions. Deposits in financial institutions may, from time to time, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash.

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

As a result of the COVID-19 pandemic, the effects of which are still being felt in the U.S. and around the world, the Company may experience disruptions that could adversely impact the Company’s business. Effects of the COVID-19 pandemic may negatively affect clinical site initiation, patient recruitment and enrollment, patient dosing, distribution of drug to clinical sites and clinical trial monitoring for our clinical trials. Effects of the COVID-19 pandemic may also negatively affect the operations of the third-party contract research organizations that the Company intends to rely upon to assist it in conducting its clinical trials and the contract manufacturers who manufacture the Company’s drug candidates.

The Company is continuing to assess the potential impact of the continuing and lasting effects of the COVID-19 pandemic on its business and operations as of June 30, 2023.

3. EMPLOYEE BENEFIT PLAN

In 2014, Reviva Pharmaceuticals, Inc. implemented a tax deferred savings plan, commonly referred to as a 401(k) plan. Employee’s contributions are withheld from standard payroll checks and are automatically withdrawn from the Company checking account and deposited into individual employee retirement accounts a few days following each payroll period. Employees can defer or contribute the statutory legal limits. There has been no Company matching of employee contributions to the plan through June 30, 2023.

4.   LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share includes potentially dilutive securities such as stock options, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2023 and 2022, because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares issuable upon exercise of stock options	1,547,774	192,898	1,547,774	192,898
Shares issuable upon exercise of warrants to purchase common stock	15,030,209	13,883,732	15,030,209	13,883,732
Shares contingently issuable for earnout	1,000,000	1,000,000	1,000,000	1,000,000
	17,577,983	15,076,630	17,577,983	15,076,630

The diluted loss per share computation equals basic loss per share for the three and six months ended June 30, 2023 and 2022 because the Company had a net loss and the impact of the assumed exercise of stock options and warrants would have been anti-dilutive.

5.   WARRANTS

As of June 30, 2023, there were public warrants outstanding to purchase an aggregate of 6,325,000 shares of common stock, private warrants outstanding to purchase an aggregate of 1,939,712 shares of common stock, investor warrants outstanding to purchase an aggregate of 6,645,041 shares of common stock, private pre-funded warrants to purchase an aggregate of 1,383,399 shares of common stock, and assumed warrants outstanding to purchase an aggregate of 120,456 shares of common stock.

2020 Business Combination

In connection with the closing of our Business Combination in 2020, our predecessor company, Tenzing, issued public warrants to purchase 6,325,000 shares and private placement warrants to purchase 556,313 shares.

Further, there were assumed warrants to purchase an aggregate of 126,268 shares of common stock, of which 5,812 expired during fiscal year 2022. These warrants were classified as equity as of June 30, 2023 and June 30, 2022. The fair value of these warrants on the date of issuance was $1,279,182.

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

2021 Public Offering

In connection with the Company’s public offering of units completed on June 1, 2021, the Company issued pre-funded warrants (“2021 Pre-Funded Warrants”) exercisable for 5,066,600 shares of common stock and warrants (“2021 Investor Warrants”) exercisable for 6,900,000 shares of common stock.

During fiscal year 2021, 1,033,300 of the 2021 Pre-Funded Warrants were exercised for $103 in proceeds, resulting in the issuance of 1,033,300 common shares. During fiscal year 2022, 4,033,300 of the 2021 Pre-Funded Warrants were exercised for $403 in proceeds, resulting in the issuance of 4,033,300 common shares. There were no 2021 Pre-Funded Warrants outstanding as of June 30, 2023.

During fiscal year 2022, 6,000 of the 2021 Investor Warrants were exercised for $18,563 in proceeds, resulting in the issuance of 4,500 shares of common stock. During the three months ended June 30, 2023, 295,816 of the 2021 Investor Warrants were exercised for $915,173 in proceeds, resulting in the issuance of 221,860 shares of common stock. During the six months ended June 30, 2023, 302,150 of the 2021 Investor Warrants were exercised for $934,766 in proceeds, resulting in the issuance of 226,610 shares of common stock. As of June 30, 2023, there are 2021 Investor Warrants outstanding to purchase an aggregate of 6,645,041 shares of common stock.

2022 Registered Direct Offering and Private Placement

On September 8, 2022, the Company completed a registered direct offering and concurrent private placement (the “September 2022 Offering”). In connection with this offering, the Company issued to investors warrants (the “2022 Private Placement Warrants”) to purchase up to 3,359,684 shares of common stock. The 2022 Private Placement Warrants were immediately exercisable upon issuance.

In a concurrent private placement, the Company issued pre-funded warrants (the “2022 Private Pre-Funded Warrants”) to purchase up to an aggregate of 1,383,399 shares of common stock. The 2022 Private Pre-Funded Warrants were immediately exercisable.

During the three and six months ended June 30, 2023, an aggregate of 1,976,285 of the 2022 Private Placement Warrants were exercised for $4,743,084 in proceeds, resulting in the issuance of 1,976,285 shares of common stock. As of June 30, 2023, there are 1,383,399 of the 2022 Private Placement Warrants outstanding to purchase an aggregate of 1,383,399 shares of common stock. No 2022 Private Pre-Funded Warrants issued during the September 2022 Offering have been exercised as of June 30, 2023.

The Company has determined that as the 2022 Private Pre-Funded Warrants and 2022 Private Placement Warrants were issued at fair value in an offering transaction in tandem with shares of equity with no debt funding included in the offering, the 2022 Private Pre-Funded Warrants and 2022 Private Placement Warrants should be classified as equity.

The fair value of the 2022 Private Placement Warrants and 2022 Private Pre-Funded Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., Company share price of $2.20, exercise price of $2.40 for the 2022 Private Placement Warrants and $0.0001 for the 2022 Private Pre-Funded Warrants, term of 5 years, volatility of 111%, risk-free rate of 3.4%, and expected dividend rate of 0%). The grant date relative fair value of these warrants was estimated to be $5,712,592 on September 8, 2022 and are classified as equity.

The Company evaluated the 2022 Private Placement Warrants and the 2022 Private Pre-Funded Warrants in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that they should be classified as equity instruments, with no recurring fair value measurement required. The warrants are indexed to the Company’s common stock and are required to be settled through physical settlement or net share settlement, if exercised. Accordingly, the warrants were recorded at their grant date fair value with no subsequent remeasurement.

6.  STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

On April 25, 2023, the Compensation Committee of the Company's Board of Directors (the “Compensation Committee”) approved the grant of option awards to certain of the Company's officers and employees in accordance with the terms of the Company’s 2020 Equity Incentive Plan ("2020 Plan"). The Compensation Committee's approval included options granted to purchase a total of 1,303,000 shares of common stock to the Company's executive officers and other employees of the Company. All of the options were granted pursuant to the 2020 Plan and have an exercise price of $6.74 per share, based on the closing price of the common stock on the grant date in accordance with the terms of the 2020 Plan. The options granted to the named executive officers and Vice President for Program & Portfolio Management were immediately vested as to 50% of the shares subject thereto on the grant date, and will vest as to an additional 1.389% of the shares subject thereto on the last day of each month thereafter and have a ten-year expiration date. The options granted to the other employees have varying vesting terms between three and four years.

The Company records stock-based compensation expense in connection with the amortization of the fair value of stock options granted to employees, non-employee consultants and non-employee directors. During the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation of $2,620,819 and $39,876 respectively. During the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation of $2,672,346 and $79,562 respectively. As of June 30, 2023, the Company had unrecognized stock-based compensation expense of $4,188,195, which is expected to be recognized over a weighted-average period of 3.0 years. As of June 30, 2023, there are 0 and 1,297,063 shares of common stock available for issuance under the 2006 Equity Incentive Plan and the 2020 Plan, respectively.

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

There were no options granted during the six months ended June 30, 2022. The value of option grants is calculated using the Black-Scholes option pricing model with the following assumptions for options granted during the six months ended June 30, 2023:

	June 30, 2023
Risk-free interest rate		3.43%
Expected term (in years)	5.37	-	6.05
Expected volatility	86.64%	-	88.56%
Expected dividend yield		0%

Activity under the stock plans for the six months ended June 30, 2023, is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise price per share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2022	2,600,063	244,774	$6.32	8.62	$—
Granted	(1,303,000)	1,303,000	$6.74
Balance, June 30, 2023	1,297,063	1,547,774	$6.67	9.55	$314,468

Options exercisable at June 30, 2023		622,027	$6.96	9.32	$188,850

The options granted had a $4.90 weighted average grant date fair value during the six months ended June 30, 2023.

7.   SHORT-TERM DEBT

Insurance Funding

The Company obtained financing for certain Director & Officer liability insurance policy premiums. The governing agreement assigns the Lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes and fees financed is $667,500 with an annual interest rate of 8.735%. In consideration of the premium payment by the Lender to the insurance companies or the agent or broker, the Company unconditionally promises to pay the Lender the amount financed plus interest and other charges permitted under the governing agreement. As of June 30, 2023, the Company has repaid $445,000 towards the short-term debt and has recorded at such date the remaining insurance financing debt payable balance of $222,500, as short-term debt, on its condensed consolidated balance sheet. The Company will pay the remaining insurance financing through the last quarterly installment payment on October 1, 2023.

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

As part of the Company's agreement with one of its clinical research organizations, the Company is required to maintain a 7% upfront float for fees related to expenses incurred in clinical studies. When the float has depleted to 15% (i.e. 85% of the float has been used) the Company will receive an invoice to replenish the float up to 7% of the remaining estimated budget for the studies. During the three months ended June 30, 2023, the Company did not make any additional payments to replenish the float and expensed approximately $0.7 million. During the six months ended June 30, 2023, the Company paid approximately $0.9 million to replenish the float and expensed approximately $1.0 million. As of June 30, 2023, the Company has no remaining prepaid float balance.

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

The following is a listing of the Company’s warrant liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(unaudited)
Liabilities:
Warrant liability	—	—	$1,012,490	$1,012,490
Total	$—	$—	$1,012,490	$1,012,490

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$567,439	$567,439
Total	$—	$—	$567,439	$567,439

The following table summarizes the changes in the fair value of the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Balance, beginning of period	$556,313	283,720	567,439	$372,730
Change in fair value of warrant liability	456,177	(178,021)	445,051	(267,031)
Balance, end of period	$1,012,490	$105,699	$1,012,490	$105,699

The Company classified the private warrants pursuant to ASC 815 as derivative liabilities, as the warrants have terms which are modified upon any future transfer of ownership, with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. The Company calculated the fair value of the private warrants as of June 30, 2023 as $1,012,490 using a Black-Scholes model. The key inputs used in the Black-Scholes calculation were the risk-free interest rate, expected volatility, expected life, exercise price and stock price. The risk-free interest rate was estimated to be 4.70%, the expected volatility was estimated to be 77.90%, and the expected life was estimated to be 2.46 years. The exercise price was $11.50, and the stock price $5.86.

The Company recorded a loss on remeasurement of warrant liabilities of $456,177 and a gain of 178,021 for the three months ended June 30, 2023 and 2022, respectively. The Company recorded a loss on remeasurement of warrant liabilities of $445,051 and a gain of $267,031 for the six months ended June 30, 2023 and 2022, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact included in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this section, words such “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed herein. All such forward-looking statements, and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph and the "Cautionary Note Regarding Forward-Looking Statements" below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•

the success of our current or planned clinical trials through all phases of clinical development, including our ability to conduct and complete clinical trials in accordance with projected timelines, our ability to achieve the desired results, and our ability to successfully complete requisite regulatory review and approval processes;

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

•

continuing uncertainties associated with the ongoing impact and uncertain effect of COVID-19 or other future pandemics or events, and related responses of businesses and governments to COVID-19 or other future pandemics or events, on our operations including our clinical trials and on our personnel and those of any third party service providers upon which we rely, on commercial activity in the markets in which we operate and on our results of operations;

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

Company Overview

We are a late-stage pharmaceutical company that discovers, develops, and seeks to commercialize next-generation therapeutics for diseases representing significant unmet medical needs and burdens to society, patients, and their families. Our current pipeline focuses on the central nervous system, inflammatory, and cardiometabolic diseases. We use a chemical genomics driven technology platform and proprietary chemistry to develop new medicines. Our pipeline currently has two drug candidates, brilaroxazine (RP5063) and RP1208. Both are new chemical entities discovered in-house. We have been granted composition of matter patents for both brilaroxazine and RP1208 in the United States (U.S.), Europe, and several other countries.

Our lead drug candidate, brilaroxazine, is in clinical development and is intended to treat multiple neuropsychiatric indications. These include schizophrenia, bipolar disorder (BD), major depressive disorder (MDD), attention–deficit/hyperactivity disorder (ADHD), behavioral and psychotic symptoms of dementia or Alzheimer’s disease (BPSD), and Parkinson’s disease psychosis. Furthermore, brilaroxazine is also ready for clinical development for two respiratory indications —  pulmonary arterial hypertension (PAH) and idiopathic pulmonary fibrosis (IPF). The U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation to brilaroxazine for the treatment of PAH in November 2016 and IPF in April 2018. Brilaroxazine also is in preclinical development for the treatment of psoriasis.

On January 10, 2022, the FDA notified us that we could proceed with our Phase 3 RECOVER trial (the “RECOVER Trial”), which is a global Phase 3, randomized, double-blind, placebo-controlled, multicenter study designed to assess the safety and efficacy of brilaroxazine in approximately 400 patients with acute schizophrenia compared to placebo. On February 1, 2022, we announced that the first patients in the RECOVER Trial had been dosed. On July 27, 2022, we announced that we had enrolled patients in 15 geographically diverse sites across the U.S.

The Company received regulatory approval for initiating the study in Asia (India) on October 11, 2022 and multiple sites were initiated in India in November and December 2022.

On October 31, 2022, we announced over 30% enrollment in the RECOVER Trial in the United States and the initiation and ongoing enrollment across sites in Europe, and we finished 2022 with about 40% enrollment. On June 22, 2023, the Company reported that over 80% of patients have been enrolled in the RECOVER Trial, and on August 14, 2023, the Company reported that enrollment was near completion for approximately 400 patients across multiple sites in the Unites States, Europe and Asia for the RECOVER Trial with topline data expected in October 2023.

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

As a result of the COVID-19 pandemic, the effects of which are still being felt in the U.S. and around the world, we may experience disruptions that could adversely impact our business. Effects of the COVID-19 pandemic may negatively affect clinical site initiation, patient recruitment and enrollment, patient dosing, distribution of drug to clinical sites and clinical trial monitoring for our clinical trials. Effects of the COVID-19 pandemic may also negatively affect the operations of the third-party contract research organizations that we intend continue to rely upon to assist us in conducting our clinical trials and the contract manufacturers who manufacture our drug candidates.

We are continuing to assess the potential impact of the continuing and lasting effects of theCOVID-19 pandemic on our business and operations. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part I—Item 1A—Risk Factors of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023.

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

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable, and our accumulated deficit as of June 30, 2023, was $110.2 million. Our net loss for the three months ended June 30, 2023 and 2022, was approximately $12.4 million and $5.3 million, respectively. Our net loss for the six months ended June 30, 2023 and 2022, was approximately $19.0 million and $12.7 million, respectively. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of June 30, 2023, we had cash and cash equivalents of approximately $11.2 million. To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities. We believe that we have adequate cash on hand to cover anticipated outlays well into the fourth quarter of 2023, but will need additional fundraising activities and cash on hand during the fourth quarter of fiscal year 2023. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition, and our ability to pursue our business strategy, and our ability to continue as a going concern. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Research and Development Expenses

We focus our resources on research and development activities, including the conduct of preclinical and clinical studies and product development and expense such costs as they are incurred. We have not historically tracked or recorded research and development expenses on a project-by-project basis, primarily because we use our employee and infrastructure resources across multiple research and development projects, and it is not practical for us to allocate such costs on a project-by-project basis. Our research and development expenses primarily consist of employee-related expenses, including salaries, benefits and taxes for personnel in research and development functions.

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

Our primary product candidates and their current status is as follows:

Drug Candidate	Indication	Status
Brilaroxazine (RP5063)	Schizophrenia	Initiated pivotal Phase 3 and long-term safety studies. Topline data for the pivotal Phase 3 study is anticipated in October 2023
Brilaroxazine	Bipolar Disorder	Phase 1 complete**
Brilaroxazine	Depression-MDD	Phase 1 complete**
Brilaroxazine	Alzheimer’s (AD-Psychosis/Behavior)	Phase 1 complete**
Brilaroxazine	Parkinson’s	Phase 1 complete**
Brilaroxazine	ADHD/ADD	Phase 1 complete**
Brilaroxazine	PAH	Phase 1 complete**
Brilaroxazine	IPF	Phase 1 complete**
Brilaroxazine	Psoriasis	In pre-clinical development
RP1208	Depression	Completed pre-clinical development studies, including in vitro receptor binding studies, animal efficacy studies, and PK studies. Compound ready for IND enabling studies.
RP1208	Obesity	Completed pre-clinical development studies, including in vitro receptor binding studies and PK studies. Compound ready for animal efficacy studies.

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

The successful development of our platform and product candidates is highly uncertain, and we may never succeed in achieving marketing approval for our product candidates RP5063 (Brilaroxazine), RP1208, or any future product candidates. We expect the remaining costs in connection with our ongoing Phase 3 clinical study for brilaroxazine to be approximately $9.2 million as of June 30, 2023, with approximately $5.5 million payable during the rest of calendar 2023, and approximately $3.7 million payable during calendar 2024. At this time, other than our estimates for conducting our Phase 3 clinical study for brilaroxazine, we cannot reasonably estimate the nature, timing, or costs of the efforts necessary to finish developing any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing therapeutics, including the uncertainty of:

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023. Since the date of the Annual Report on Form 10-K, there have been no material changes in our critical accounting policies.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022:

The following table summarizes our results of operations for three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change	Change
	2023	2022	$	%
Operating expenses
Research and development	$8,991,250	$4,514,389	4,476,861	99%
General and administrative	3,079,301	1,005,099	2,074,202	206%
Total operating expenses	12,070,551	5,519,488
Loss from operations	(12,070,551)	(5,519,488)
(Loss) gain on remeasurement of warrant liabilities	(456,177)	178,021	(634,198)	(356)%
Interest expense	(12,759)	—	(12,759)	10000%
Interest income	103,080	13,825	89,255	646%
Other expense	(19)	(6,141)	6,122	100%
Total other (expense) income, net	(365,875)	185,705
Loss before provision for income taxes	(12,436,426)	(5,333,783)
Provision for income taxes	6,436	6,921	(485)	(7)%
Net loss	$(12,442,862)	$(5,340,704)

Research and Development Expenses

We incurred approximately $9.0 million and $4.5 million in research and development expenses for the three months ended June 30, 2023 and 2022, respectively. The primary reason for the increase of $4.5 million, or 99%, was attributable to an increase in Phase 3 clinical trial expenses and drug development costs of approximately $3.0 million for our product candidate brilaroxazine. This is coupled with an increase of approximately $0.9 million in stock-based compensation, an increase of approximately $0.6 million related to safety and toxicology studies and an increase in salaries of approximately $0.5 million. This is slightly offset by a decrease of approximately $0.4 million related to manufacturing and testing expenses, a decrease of approximately $0.1 million related to preclinical expenditures and a decrease of approximately $0.1 million related to recruiting expenses. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General and Administrative Expenses

We incurred approximately $3.1 million and $1.0 million in general and administrative expenses for the three months ended June 30, 2023 and 2022, respectively. The increase of $2.1 million, or 206%, was primarily attributable to increases in stock-based compensation of approximately $1.6 million, legal expenses of approximately $0.3 million, recruiting expenses of approximately $0.1 million, consultant and professional expenses of approximately $0.1 million and salary and board of director compensation totaling approximately $0.1 million. This is slightly offset by a decrease in health and commercial insurance of approximately $0.1 million.

(Loss) gain on Remeasurement of Warrant Liabilities

The remeasurement of warrant liabilities loss of $0.5 million and gain of $0.2 million for the three months ended June 30, 2023 and 2022, respectively, resulted from the increase in calculated fair value principally as a result of the increase in our stock price during the three months ended June 30, 2023. The gain on remeasurement of warrant liabilities $0.2 million for the three months ended June 30, 2022, resulted from the decrease in calculated fair value principally as a result of the decline in stock price during the three months ended June 30, 2022.

Interest Income

Interest Income increased primarily due to the Company moving funds to an interest-bearing account in the final months of fiscal year 2022, coupled with an increase in market interest rates in 2023 as compared to 2022.

Comparison of the six months ended June 30, 2023 and 2022:

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change	Change
	2023	2022	$	%
Operating expenses
Research and development	$14,226,249	$10,344,407	3,881,842	38%
General and administrative	4,579,855	2,625,238	1,954,617	74%
Total operating expenses	18,806,104	12,969,645
Loss from operations	(18,806,104)	(12,969,645)
(Loss) gain on remeasurement of warrant liabilities	(445,051)	267,031	(712,082)	(267)%
Interest expense	(20,414)	—	(20,414)	10000%
Interest income	250,091	15,560	234,531	(1507)%
Other expense	(14,513)	(8,108)	(6,405)	7900%
Total other (expense) income, net	(229,887)	274,483
Loss before provision for income taxes	(19,035,991)	(12,695,162)
Provision for income taxes	9,414	10,550	(1,136)	(11)%
Net loss	$(19,045,405)	$(12,705,712)

Research and Development Expenses

We incurred approximately $14.2 million and $10.3 million in research and development expenses for the six months ended June 30, 2023 and 2022, respectively. The primary reason for the increase of $3.9 million, or 38%, was attributable to an increase in Phase 3 clinical trial expenses and higher drug development costs of approximately $1.6 million for our product candidate brilaroxazine. This is coupled with an increase of approximately $1.0 million in stock-based compensation, an increase of approximately $1.0 million related to safety and toxicology studies, an increase in salaries of approximately $0.8 million, and an increase of approximately $0.1 million in consultant expense. This is slightly offset by a decrease of approximately $0.4 million related to manufacturing and testing expenses, a decrease of approximately $0.2 million related to preclinical expenditures and a decrease of approximately $0.1 million related to recruiting and other research and development expenses. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General and Administrative Expenses

We incurred approximately $4.6 million and $2.6 million in general and administrative expenses for the six months ended June 30, 2023 and 2022, respectively. The increase of $2.0 million, or 74%, was primarily attributable to increases in stock-based compensation of approximately $1.6 million, legal expenses of approximately $0.2 million, consultant and professional expenses of approximately $0.2 million, recruiting expenses of approximately $0.1 million and salary and board of director compensation totaling approximately $0.1 million. This is slightly offset by a decrease in health and commercial insurance of approximately $0.2 million.

(Loss) gain on Remeasurement of Warrant Liabilities

The loss on remeasurement of warrant liabilities of $0.4 million and gain of $0.3 million for the six months ended June 30, 2023 and 2022, respectively, resulted from the increase in calculated fair value principally as a result of the increase in our stock price during the six months ended June 30, 2023. The gain on remeasurement of warrant liabilities $0.3 million for the six months ended June 30, 2022, resulted from the decrease in calculated fair value principally as a result of the decline in stock price during the six months ended June 30, 2022.

Interest Income

Interest Income increased primarily due to the Company moving funds to an interest-bearing account in the final months of fiscal year 2022, coupled with an increase in market interest rates in 2023 as compared to 2022.

Liquidity and Capital Resources

	June 30	December 31,	Change
	2023	2022	Dollars	Percentage
Balance Sheet Data:
Cash and cash equivalents	$11,151,582	$18,519,856	(7,368,274)	(39.8)%
Working capital	$2,633,677	$12,883,835	(10,250,158)	(79.6)%
Total assets	$11,842,022	$18,923,675	(7,081,653)	(37.4)%
Total stockholders' equity	$1,621,187	$12,316,396	(10,695,209)	(86.8)%

	Six Months Ended June 30,		Change
Statement of Cash Flow Data:	2023	2022	Dollars	Percentage
Net cash used in operating activities	$(13,268,624)	$(10,267,952)	(3,000,672)	29.2%
Net cash provided by financing activities	5,900,350	70	5,900,280	8428971.4%
Net decrease in cash and cash equivalents	$(7,368,274)	$(10,267,882)	2,899,608	(28.2)%

Capital Resources

As of June 30, 2023, we had cash and cash equivalents of approximately $11.2 million. The Company believes that it has adequate cash on hand to cover anticipated outlays well into the fourth quarter of 2023, but will need additional fundraising activities and cash on hand during the fourth quarter of fiscal year 2023. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; and experience any delays or encounter issues with any of the above.

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

We issued to the investors in the September 2022 Offering warrants to purchase up to 3,359,684 shares of common stock (the “2022 Private Placement Warrants”). The 2022 Private Placement Warrants were immediately exercisable upon issuance at an exercise price of $2.40 per share and will expire on September 8, 2027.

In a concurrent private placement we issued pre-funded warrants (the “2022 Private Pre-Funded Warrants”) to purchase up to an aggregate of 1,383,399 shares of common stock at a purchase price of $2.5299 per share, for aggregate gross proceeds to us of approximately $3.5 million, before deducting transaction expenses payable by us, which were net against the proceeds received and were included in additional paid-in capital. The 2022 Private Pre-Funded Warrants were immediately exercisable at an exercise price of $0.0001 per share and will expire when the 2022 Private Pre-Funded Warrants are fully exercised.

During the six months ended June 30, 2023, 1,976,285 2022 Private Placement Warrants were exercised for $4,743,084 in proceeds, resulting in the issuance of 1,976,285 shares of common shares. As of June 30, 2023, there are 2022 Private Placement Warrants outstanding to purchase an aggregate of 1,383,399 shares of common stock. No 2022 Private Pre-Funded Warrants issued during the September 2022 Offering have been exercised as of June 30, 2023. Additionally, during the six months ended June 30, 2023, 302,150 of the 2021 Investor Warrants were exercised for $934,766 in proceeds, resulting in the issuance of 226,610 shares of common stock. As of June 30, 2023, there are 2021 Investor Warrants outstanding to purchase an aggregate of 6,645,041 shares of common stock.

The September 2022 Offering resulted in aggregate gross proceeds of approximately $8.5 million before deducting transaction expenses. Net proceeds totaled approximately $7.8 million after deducting transaction costs of $0.7 million.

We obtained financing for certain Director & Officer liability insurance policy premiums from First Insurance Funding. The total premiums, taxes, and fees financed is $667,500 with an annual percentage interest rate of 8.735%. At June 30, 2023 the balance of insurance financing debt payable was $222,500, recorded at such date as short-term debt on the condensed consolidated balance sheet. The Company will pay the remaining insurance financing through the last quarterly installment payment on October 1, 2023.

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

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023, was approximately $13.3 million, consisting primarily of a net loss of $19.0 million, an increase of approximately $2.7 million in stock-based compensation expense, and a change in our operating assets and liabilities totaling $2.7 million. The decrease in net operating assets was primarily due to a decrease in accounts payable coupled with an increase in accrued expenses and other current liabilities and prepaid expenses and other current assets.

Net cash used in operating activities for the six months ended June 30, 2022, was approximately $10.3 million, consisting primarily of a net loss of approximately $12.7 million, coupled with a change in our operating assets and liabilities totaling $2.6 million. The decrease in net operating assets was primarily due to increases in accounts payable, a decrease in prepaid expenses and other current assets and an increase in accrued expenses and other current liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 consists of approximately $0.7 million related to proceeds from the issuance of short-term debt and approximately $5.7 million related to proceeds from the exercise of warrants for common stock, slightly offset by repayments of short-term debt of approximately $0.4 million. Net cash provided by financing activities for the six months ended June 30, 2022, of $70 related to proceeds from the exercise of warrants for common stock.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

JOBS Act Accounting Election

As an emerging growth company under the Jumpstart Our Business Startups Act, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have elected not to opt out of such extended transition period. Accordingly, when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard, unless early adoption is permitted by the standard, and we elect early adoption. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. We expect that our eligibility to qualify as an emerging growth company will end on December 31, 2023, the last day of the fiscal year following the fifth anniversary of Tenzing’s initial public offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act and will not be deemed to be incorporated by reference into any filing under such Act or the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates such certifications by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reviva Pharmaceuticals Holdings, Inc. (Registrant)

Date: August 14, 2023	/s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	/s/ Narayan Prabhu
Narayan Prabhu
Chief Financial Officer
(Principal Financial and Accounting Officer)