Form 10-Q
period 2023-09-30
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2023-11-14
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————————————————

FORM 10-Q

————————————————————

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ____     to ___

Commission file number: 001-38634

————————————————————

Reviva Pharmaceuticals Holdings, Inc.

(Exact name of registrant as specified in its charter)

————————————————————

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

————————————————————

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

As of November 9, 2023 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 22,650,266.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

FORM 10-Q TABLE OF CONTENTS

 PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2023 (unaudited) and December 31, 2022

	September 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$4,972,298	$18,519,856
Prepaid expenses and other current assets	414,743	403,819

Total Assets	$5,387,041	$18,923,675

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Short-term debt	$222,500	$—
Accounts payable	5,278,375	3,520,271
Accrued expenses and other current liabilities	7,532,187	2,519,569
Total current liabilities	13,033,062	6,039,840
Warrant liabilities	873,411	567,439
Total Liabilities	13,906,473	6,607,279

Commitments and contingencies (Note 7)

Stockholders' Equity (Deficit)
Common stock, par value of $0.0001; 115,000,000 shares authorized; 20,650,266 and 20,447,371 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	2,265	2,045
Additional paid-in capital	112,185,998	103,485,612
Accumulated deficit	(120,707,695)	(91,171,261)
Total stockholders' equity (deficit)	(8,519,432)	12,316,396

Total Liabilities and Stockholders' Equity (Deficit)	$5,387,041	$18,923,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$8,717,273	$2,305,981	$22,943,522	$12,650,388
General and administrative	1,991,774	1,256,972	6,571,629	3,882,210
Total operating expenses	10,709,047	3,562,953	29,515,151	16,532,598
Loss from operations	(10,709,047)	(3,562,953)	(29,515,151)	(16,532,598)
Other income (expense)
Gain (loss) on remeasurement of warrant liabilities	139,079	—	(305,972)	267,031
Interest expense	(5,901)	—	(20,414)	—
Interest income	91,763	53,150	341,854	68,710
Other income (expense), net	5,194	(3,641)	(15,220)	(11,749)
Total other income (expense), net	230,135	49,509	248	323,992
Loss before provision for income taxes	(10,478,912)	(3,513,444)	(29,514,903)	(16,208,606)
Provision for income taxes	12,117	1,864	21,531	12,414
Net loss	$(10,491,029)	$(3,515,308)	$(29,536,434)	$(16,221,020)

Net loss per share:
Basic and diluted	$(0.44)	$(0.18)	$(1.30)	$(0.87)

Weighted average shares outstanding
Basic and diluted	24,033,665	19,269,989	22,775,407	18,737,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Three and Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
Three Months Ended September 30, 2023	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2023	22,650,266	$2,265	$111,835,588	$(110,216,666)	$1,621,187
Stock-based compensation expense	—	—	350,410	—	350,410
Net loss	—	—	—	(10,491,029)	(10,491,029)
Balance at September 30, 2023	22,650,266	$2,265	$112,185,998	$(120,707,695)	$(8,519,432)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
Nine Months Ended September 30, 2023	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	20,447,371	$2,045	$103,485,612	$(91,171,261)	$12,316,396
Common stock issued in connection with warrant exercises	2,202,895	220	5,677,630	—	5,677,850
Stock-based compensation expense	—	—	3,022,756	—	3,022,756
Net loss	—	—	—	(29,536,434)	(29,536,434)
Balance at September 30, 2023	22,650,266	$2,265	$112,185,998	$(120,707,695)	$(8,519,432)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Three and Nine Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Three Months Ended September 30, 2022	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	15,133,286	$1,513	$95,596,548	$(79,537,681)	$16,060,380
Common stock issued in connection with warrant exercises	3,333,300	333	—	—	333
Issuance of common stock and warrants in offering, net of transaction costs	1,976,285	198	7,773,329		7,773,527
Stock-based compensation expense	—	—	40,587	—	40,587
Net loss	—	—	—	(3,515,308)	(3,515,308)
Balance at September 30, 2022	20,442,871	$2,044	$103,410,464	$(83,052,989)	$20,359,519

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Nine Months Ended September 30, 2022	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	14,433,286	$1,443	$95,516,986	$(66,831,969)	$28,686,460
Common stock issued in connection with warrant exercises	4,033,300	403	—	—	403
Issuance of common stock and warrants in offering, net of transaction costs	1,976,285	198	7,773,329	—	7,773,527
Stock-based compensation expense	—	—	120,149	—	120,149
Net loss	—	—	—	(16,221,020)	(16,221,020)
Balance at September 30, 2022	20,442,871	$2,044	$103,410,464	$(83,052,989)	$20,359,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(29,536,434)	$(16,221,020)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	305,972	(267,031)
Stock-based compensation expense	3,022,756	120,149
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,924)	1,074,587
Accounts payable	1,758,104	1,630,662
Accrued expenses and other current liabilities	5,012,618	(607,294)
Net cash used in operating activities	(19,447,908)	(14,269,947)
Cash flows from financing activities
Proceeds from issuance of short-term debt	667,500	—
Repayment of short-term debt	(445,000)	—
Proceeds from issuance common stock and warrants in offering, net	—	7,773,527
Proceeds from exercise of warrants	5,677,850	403
Net cash provided by financing activities	5,900,350	7,773,930
Net decrease in cash and cash equivalents	(13,547,558)	(6,496,017)
Cash and cash equivalents, beginning of period	18,519,856	29,687,944
Cash and cash equivalents, end of period	$4,972,298	$23,191,927

Supplemental disclosures of cash flow information:
Cash paid for taxes	$18,674	$4,981
Cash paid for interest	$20,414	$—
Prepaid expenses included in accounts payable	$—	$207,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION AND NATURE OF OPERATIONS

On December 14, 2020, Reviva Pharmaceuticals Holdings, Inc. (the “Company”), a Delaware corporation and the successor by re-domiciliation to Tenzing Acquisition Corp. (“Tenzing”), a British Virgin Islands exempted company, Tenzing Merger Subsidiary Inc., a Delaware corporation and wholly-owned subsidiary of Tenzing (“Merger Sub”), and Reviva Pharmaceuticals, Inc., a Delaware corporation (together with its consolidated subsidiary), consummated a business combination (the “Business Combination”) through the merger of Merger Sub with and into Reviva Pharmaceuticals, Inc. (the "Merger"), in accordance with the Agreement and Plan of Merger, dated as of July 20, 2020 (the “Merger Agreement”), by and among Tenzing, Merger Sub, Reviva Pharmaceuticals, Inc., and the other parties thereto. Pursuant to the Merger Agreement, at the effective time of the Merger, Merger Sub merged with and into Reviva Pharmaceuticals, Inc., with Reviva Pharmaceuticals, Inc. as the surviving company in the Merger and, after giving effect to such Merger, Reviva Pharmaceuticals, Inc. becoming a wholly-owned subsidiary of Reviva Pharmaceuticals Holdings, Inc. In these notes to the unaudited condensed consolidated financial statements, unless otherwise specified or the context indicates otherwise, references to the “Company,” “Reviva,” “we,” “us” and “our” refer to Reviva Pharmaceuticals Holdings, Inc. and its consolidated subsidiaries.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

The unaudited condensed consolidated balance sheet as of December 31, 2022, has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in the quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2022, which were included in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2023.

Liquidity and Going Concern

The Company has incurred losses since inception and as of September 30, 2023, the Company had working capital deficit of approximately $7.6 million, an accumulated deficit of $120.7 million and cash and cash equivalents on hand of approximately $5.0 million. The Company’s net loss for the three months ended September 30, 2023 and 2022, was approximately $10.5 million and $3.5 million, respectively. The Company's net loss for the nine months ended September 30, 2023 and 2022, was approximately $29.5 million and $16.2 million, respectively. The Company expects to incur significant expenses and increased operating losses for the next several years. The Company expects its expenses to increase in connection with its ongoing activities to research, develop and commercialize its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

The Company’s current cash on hand is not sufficient to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. The Company believes that it has adequate cash on hand to cover anticipated outlays well into the fourth quarter of 2023, but will need additional fundraising activities and cash on hand during the fourth quarter of fiscal year 2023 for working capital requirements for fiscal year 2024. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting periods covered by the financial statements and accompanying notes. Significant areas requiring the use of management estimates include, but are not limited to, depreciation and amortization, useful lives, assumptions used to calculate the fair value of stock-based compensation, deferred taxes, and related valuation allowances. Actual results could differ materially from such estimates under different assumptions or circumstances.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Currently, substantially all the Company’s cash and cash equivalents are held in demand deposit form at two financial institutions. Deposits in financial institutions may, from time to time, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash.

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

3.   LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share includes potentially dilutive securities such as stock options, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022, because all such securities are anti-dilutive for all periods presented.

In September 2022, the Company issued Private Pre-Funded Warrants to purchase up to an aggregate of 1,383,399 shares of common stock. The Private Pre-Funded Warrants were included in the basic and diluted net loss per share calculation during the three and nine months ended September 30, 2023 and 2022.

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares issuable upon exercise of stock options	1,687,774	179,627	1,687,774	179,627
Shares issuable upon exercise of warrants to purchase common stock	15,030,209	17,237,604	15,030,209	17,237,604
Shares contingently issuable for earnout	1,000,000	1,000,000	1,000,000	1,000,000
	17,717,983	18,417,231	17,717,983	18,417,231

The diluted loss per share computation equals basic loss per share for the three and nine months ended September 30, 2023 and 2022 because the Company had a net loss and the impact of the assumed exercise of stock options and warrants would have been anti-dilutive.

4.   WARRANTS

As of September 30, 2023, there were public warrants outstanding to purchase an aggregate of 6,325,000 shares of common stock, private warrants outstanding to purchase an aggregate of 1,939,712 shares of common stock, investor warrants outstanding to purchase an aggregate of 6,645,041 shares of common stock, private pre-funded warrants to purchase an aggregate of 1,383,399 shares of common stock, and assumed warrants outstanding to purchase an aggregate of 120,456 shares of common stock.

2020 Business Combination

In connection with the closing of our Business Combination in 2020, our predecessor company, Tenzing, issued public warrants to purchase 6,325,000 shares and private placement warrants to purchase 556,313 shares.

Further, there were assumed warrants to purchase an aggregate of 126,268 shares of common stock, of which 5,812 expired during fiscal year 2022. These warrants were classified as equity as of September 30, 2023 and September 30, 2022. The fair value of these warrants on the date of issuance was $1,279,182.

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

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or a recapitalization, reorganization, merger or consolidation. The private warrants were classified as derivative liabilities pursuant to ASC 815 (see Note 8).

2021 Public Offering

In connection with the Company's public offering of units completed on June 1, 2021, the Company issued pre-funded warrants ("2021 Pre-Funded Warrants") exercisable for 5,066,600 shares of common stock and warrants ("2021 Investor Warrants") exercisable for 6,900,000 shares of common stock.

During fiscal year 2021, 1,033,300 of the 2021 Pre-Funded Warrants were exercised for $103 in proceeds, resulting in the issuance of 1,033,300 common shares. During fiscal year 2022, 4,033,300 of the 2021 Pre-Funded Warrants were exercised for $403 in proceeds, resulting in the issuance of 4,033,300 common shares. There were no 2021 Pre-Funded Warrants outstanding as of September 30, 2023.

During fiscal year 2022, 6,000 of the 2021 Investor Warrants were exercised for $18,563 in proceeds, resulting in the issuance of 4,500 shares of common stock. During the three months ended September 30, 2023, there were no 2021 Investor Warrants exercised. During the nine months ended September 30, 2023, 302,150 of the 2021 Investor Warrants were exercised for $934,766 in proceeds, resulting in the issuance of 226,610 shares of common stock. As of September 30, 2023, there are 2021 Investor Warrants outstanding to purchase an aggregate of 6,645,041 shares of common stock.

2022 Registered Direct Offering and Private Placement

On September 8, 2022, the Company completed a registered direct offering and concurrent private placement (the "September 2022 Offering"). In connection with this offering, the Company issued to investors warrants (the "2022 Private Placement Warrants") to purchase up to 3,359,684 shares of common stock. The 2022 Private Placement Warrants were immediately exercisable upon issuance.

In a concurrent private placement, the Company issued pre-funded warrants (the "2022 Private Pre-Funded Warrants") to purchase up to an aggregate of 1,383,399 shares of common stock. The 2022 Private Pre-Funded Warrants were immediately exercisable.

During the three months ended September 30, 2023, there were no 2022 Private Placement Warrants exercised. During the nine months ended September 30, 2023, an aggregate of 1,976,285 of the 2022 Private Placement Warrants were exercised for $4,743,084 in proceeds, resulting in the issuance of 1,976,285 shares of common stock. As of September 30, 2023, there are 1,383,399 of the 2022 Private Placement Warrants outstanding to purchase an aggregate of 1,383,399 shares of common stock. No 2022 Private Pre-Funded Warrants issued during the September 2022 Offering have been exercised as of September 30, 2023.

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

5.  STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

On April 25, 2023, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") approved the grant of option awards to certain of the Company's officers and employees in accordance with the terms of the Company's 2020 Equity Incentive Plan ("2020 Plan"). The Compensation Committee's approval included options granted to purchase a total of 1,303,000 shares of common stock to the Company's executive officers and other employees of the Company. All of the options were granted pursuant to the 2020 Plan and have an exercise price of $6.74 per share, based on the closing price of the common stock on the grant date in accordance with the terms of the 2020 Plan. The options granted to the named executive officers and Vice President for Program & Portfolio Management were immediately vested as to 50% of the shares subject thereto on the grant date, and will vest as to an additional 1.389% of the shares subject thereto on the last day of each month thereafter and have a ten-year expiration date. The options granted to the other employees have varying vesting terms between three and four years.

In August 2023, the Compensation Committee approved the grant of option awards to new employees in accordance with the terms of the Company's 2020 Plan. The Compensation Committee's approval included options granted to purchase a total of 260,000 shares of common stock to the new employees. All of the options were granted pursuant to the 2020 Plan and have an exercise price of $4.13 per share, based on the closing price of the common stock on the grant date in accordance with the terms of the 2020 Plan. The options will vest 25% upon the one-year anniversary of the Awardee's start date with the Company, and will vest as to an additional 2.0833% of the shares subject thereto on the last day of each month thereafter, provided that the Awardee remains employed by the Company on each such vesting date.

The Company records stock-based compensation expense in connection with the amortization of the fair value of stock options granted to employees, non-employee consultants and non-employee directors. During the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation of $350,410 and $40,587 respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation of $3,022,756 and $120,149 respectively. As of September 30, 2023, the Company had unrecognized stock-based compensation expense of $4,204,281, which is expected to be recognized over a weighted-average period of 3.0 years. As of September 30, 2023, there are 0 and 1,037,063 shares of common stock available for issuance under the 2006 Equity Incentive Plan and the 2020 Plan, respectively. The 2006 Equity Incentive Plan is the Company’s prior equity incentive plan, under which no new grants of awards are permitted as of 2016.

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

The value of option grants is calculated using the Black-Scholes option pricing model with the following assumptions for options granted during the nine months ended September 30, 2023:

	September 30, 2023
Risk-free interest rate	3.43%
Expected term (in years)	5.37	-	6.05
Expected volatility	86.45%	-	88.56%
Expected dividend yield	0%

Activity under the stock plans for the nine months ended September 30, 2023, is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise price per share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2022	2,600,063	244,774	$6.32	8.62	$—
Granted	(1,563,000)	1,563,000	$6.30
Expired	—	(120,000)	$4.80
Balance, September 30, 2023	1,037,063	1,687,774	$6.41	9.38	$314,468

Options exercisable at September 30, 2023		622,027	$6.92	9.10	$114,901

The options granted had a $4.60 weighted average grant date fair value during the nine months ended September 30, 2023.

6.   SHORT-TERM DEBT

Insurance Funding

The Company obtained financing for certain Director & Officer liability insurance policy premiums. The governing agreement assigns the Lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes and fees financed is $667,500 with an annual interest rate of 8.735%. In consideration of the premium payment by the Lender to the insurance companies or the agent or broker, the Company unconditionally promises to pay the Lender the amount financed plus interest and other charges permitted under the governing agreement. As of September 30, 2023, the Company has repaid $445,000 towards the short-term debt and has recorded at such date the remaining insurance financing debt payable balance of $222,500, as short-term debt, on its unaudited condensed consolidated balance sheet. The Company has paid the remaining insurance financing through the last quarterly installment payment on October 3, 2023 (see note 9).

7.   COMMITMENTS AND CONTINGENCIES

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

As part of the Company's agreement with one of its clinical research organizations, the Company is required to maintain a 7% upfront float for fees related to expenses incurred in clinical studies. When the float has depleted to 15% (i.e. 85% of the float has been used) the Company will receive an invoice to replenish the float up to 7% of the remaining estimated budget for the studies. During the three months ended September 30, 2023, the Company did not make any additional payments to replenish the float and expensed approximately $0.7 million. During the nine months ended September 30, 2023, the Company paid approximately $0.9 million to replenish the float and expensed approximately $1.0 million. As of September 30, 2023, the Company has no remaining prepaid float balance.

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

8. FAIR VALUE MEASUREMENTS

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

The following is a listing of the Company’s warrant liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(unaudited)
Liabilities:
Warrant liability	—	—	$873,411	$873,411
Total	$—	$—	$873,411	$873,411

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$567,439	$567,439
Total	$—	$—	$567,439	$567,439

The following table summarizes the changes in the fair value of the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Balance, beginning of period	$1,012,490	105,699	567,439	$372,730
Change in fair value of warrant liability	(139,079)	—	305,972	(267,031)
Balance, end of period	$873,411	$105,699	$873,411	$105,699

The Company classified the private warrants pursuant to ASC 815 as derivative liabilities, as the warrants have terms which are modified upon any future transfer of ownership, with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. The Company calculated the fair value of the private warrants as of September 30, 2023 as $873,411 using a Black-Scholes model. The key inputs used in the Black-Scholes calculation were the risk-free interest rate, expected volatility, expected life, exercise price and stock price. The risk-free interest rate was estimated to be 4.98%, the expected volatility was estimated to be 91.80%, and the expected life was estimated to be 2.21 years. The exercise price was $11.50, and the stock price $4.88.

The Company recorded a gain on remeasurement of warrant liabilities of $139,079 for the three months ended September 30, 2023. There was no gain or loss on remeasurement of warrant liabilities for the three months ended September 30, 2022. The Company recorded a loss on remeasurement of warrant liabilities of $305,972 and a gain of $267,031 for the nine months ended September 30, 2023 and 2022, respectively.

9. SUBSEQUENT EVENTS

In connection with the financing obtained for certain Director & Officer liability insurance policy premiums, the Company has recorded a debt payable balance of $222,500, as short-term debt as of September 30, 2023. The remaining balance was paid on October 3, 2023.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•

the success of our current or planned clinical trials through all phases of clinical development, including our ability to conduct and complete clinical trials in accordance with projected timelines, our ability to achieve the desired results, and our ability to successfully complete requisite regulatory review and approval processes

•

our ability to obtain the necessary financing to continue to conduct our business operations as planned, and to conduct our ongoing and planned trials, and continue and complete the planned development and commercialization of our product candidates;

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

Our lead drug candidate, brilaroxazine, is in clinical development and is intended to treat multiple neuropsychiatric indications. These include schizophrenia, bipolar disorder (“BD”), major depressive disorder (“MDD”), attention–deficit/hyperactivity disorder (“ADHD”), behavioral and psychotic symptoms of dementia or Alzheimer’s disease (“BPSD”), and Parkinson’s disease psychosis (“PDP”). Furthermore, brilaroxazine is also ready for clinical development for two respiratory indications —  pulmonary arterial hypertension (“PAH”) and idiopathic pulmonary fibrosis (“IPF”). The U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation to brilaroxazine for the treatment of PAH in November 2016 and IPF in April 2018. Brilaroxazine also is in preclinical development for the treatment of psoriasis.

On January 10, 2022, the FDA notified us that we could proceed with our Phase 3 RECOVER trial (the “RECOVER Trial”), which is a global Phase 3, randomized, double-blind, placebo-controlled, multicenter study designed to assess the safety and efficacy of brilaroxazine in approximately 400 patients with acute schizophrenia compared to placebo. We received regulatory approval for initiating the study in Asia (India) on October 11, 2022 and multiple sites were initiated in India in November and December 2022. On October 30, 2023, we announced positive topline results of the RECOVER Trial.  See “Recent Developments” below.

Our primary focus is to complete the clinical development of brilaroxazine for the treatment of acute and maintenance schizophrenia.

Subject to the receipt of additional financing, we may also continue the clinical development of brilaroxazine for the treatment of BD, MDD, ADHD, BPSD, PDP, PAH and IPF. Moreover, subject to the receipt of additional financing, we may also advance the development of our second drug candidate, RP1208, for the treatment of depression and obesity.

Recent Developments

On October 30, 2023, we announced positive topline results and successful completion of our pivotal Phase 3 RECOVER Trial evaluating the efficacy, safety and tolerability of once-daily brilaroxazine, a serotonin dopamine signaling modulator in adults with schizophrenia. The trial successfully met its primary endpoint, with brilaroxazine at the 50 mg dose achieving a statistically significant and clinically meaningful 10.1-point reduction in Positive and Negative Syndrome Scale (PANSS) total score compared to placebo (-23.9 brilaroxazine 50 mg vs. -13.8 placebo, p<0.001) at week 4. Brilaroxazine also achieved statistically significant and clinically meaningful reductions in all major symptom domains and secondary endpoints at week 4 with the 50 mg dose vs. placebo. The 15 mg dose of brilaroxazine was numerically superior to placebo on the primary endpoint and most secondary endpoints, and reached statistical significance on two key secondary endpoints.

Key statistically significant and clinically meaningful improvements with brilaroxazine vs. placebo in patients with schizophrenia and a mean PANSS total score of 97-99 at baseline include:

Primary and Secondary Endpoints	Point Reduction/ Improvement for Brilaroxazine 50 mg vs. Placebo at Week 4	Cohen’s d Effect Size	P Value
PANSS Total Score	10.1	0.6	< 0.001
Positive Symptoms	2.8	0.5	< 0.001
Negative Symptoms (“NS”)	2.0	0.4	0.003
NS Marder Factor	2.1	0.4	0.002
PANSS Social Cognition	1.6	0.5	< 0.001
PANSS Excitement/Agitation	2.1	0.5	< 0.001
Personal and Social Performance	6.3	0.5	< 0.001
CGI-S score	≥1	0.5	< 0.001

Key clinical safety and tolerability findings of brilaroxazine support a well-tolerated safety profile

●	No drug related serious adverse events (SAEs) or treatment-emergent SAEs (TESAEs) observed or major safety concerns reported for brilaroxazine after 4 weeks of treatment
●	No incidence of suicidal ideation
●	No significant change in bodyweight, blood glucose levels, lipids levels, or endocrine hormones (prolactin, thyroid hormone) compared to placebo
●	Akathisia and extrapyramidal symptoms <1% reported for brilaroxazine 50 mg and none for 15 mg
●	Low discontinuation rates with brilaroxazine that were less than placebo (16% in brilaroxazine 50mg and 19% in brilaroxazine 15mg vs. 22% placebo)

The brilaroxazine program consists of the completed positive Phase 2 REFRESH and Phase 3 RECOVER trials, as well as an ongoing 1-year open label extension (OLE) trial evaluating the long-term safety and tolerability, and soon to be initiated registrational global, randomized 6-week Phase 3 RECOVER-2 trial. We expect to report topline data from the OLE trial in Q4-2024 and initiate the registrational Phase 3 RECOVER-2 trial in Q1-2024, with completion anticipated in early 2025. These data from our brilaroxazine program will potentially support the planned NDA submission to the FDA in 2025.

The RECOVER Trial is a global Phase 3, randomized, double-blind, placebo-controlled, multicenter study designed to assess the safety and efficacy of brilaroxazine in 412 patients with acute schizophrenia compared to placebo. Brilaroxazine was administered at fixed doses of 15 mg or 50 mg once daily for 28 days. The primary endpoint is a decrease in Positive and Negative Symptoms Assessment total score compared to placebo from baseline to Day 28. Key secondary endpoints include clinical global impression (CGI) severity scale, positive and negative symptoms, social functioning and cognition.

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

We are continuing to assess the potential impact of the continuing and lasting effects of the COVID-19 pandemic on our business and operations. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part I—Item 1A—Risk Factors of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023.

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable, and our accumulated deficit as of September 30, 2023, was $120.7 million. Our net loss for the three months ended September 30, 2023 and 2022, was approximately $10.5 million and $3.5 million, respectively. Our net loss for the nine months ended September 30, 2023 and 2022, was approximately $29.5 million and $16.2 million, respectively. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•

invest significantly to further research and develop, through clinical trials for Brilaroxazine including the OLE trial and the registrational Phase 3 RECOVER-2 trial, and pre-clinical research for RP1208, and seek regulatory approval for our product candidates Brilaroxazine and RP1208;

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

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of September 30, 2023, we had cash and cash equivalents of approximately $5.0 million. To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities. We believe that we have adequate cash on hand to cover anticipated outlays well into the fourth quarter of 2023, but will need additional fundraising activities and cash on hand during the fourth quarter of fiscal year 2023 for working capital requirements for fiscal year 2024. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition, and our ability to pursue our business strategy, and our ability to continue as a going concern. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Our primary product candidates and their current status is as follows:

Drug Candidate	Indication	Status
Brilaroxazine (RP5063)	Schizophrenia	Conducted pivotal Phase 3 and long-term safety studies. Topline data for the pivotal Phase 3 study announced October 30, 2023
Brilaroxazine	Bipolar Disorder	Phase 1 complete**
Brilaroxazine	Depression-MDD	Phase 1 complete**
Brilaroxazine	Alzheimer’s (AD-Psychosis/Behavior)	Phase 1 complete**
Brilaroxazine	Parkinson’s	Phase 1 complete**
Brilaroxazine	ADHD/ADD	Phase 1 complete**
Brilaroxazine	PAH	Phase 1 complete**
Brilaroxazine	IPF	Phase 1 complete**
Brilaroxazine	Psoriasis	In pre-clinical development
RP1208	Depression	Completed pre-clinical development studies, including in vitro receptor binding studies, animal efficacy studies, and PK studies. Compound ready for IND enabling studies.
RP1208	Obesity	Completed pre-clinical development studies, including in vitro receptor binding studies and PK studies. Compound ready for animal efficacy studies.

** We completed the Phase 1 clinical study for brilaroxazine prior to starting the Phase 2 study in schizophrenia and schizoaffective disorder, and completed our Phase 3 RECOVER Trial for which we announced topline data in October 2023.  In these three studies, we collected safety data for brilaroxazine in over 800 patients, including healthy subjects and patients with stable schizophrenia, acute schizophrenia and schizoaffective disorder. Generally, no separate Phase 1 study is required for conducting a Phase 2 study for an additional indication, provided the treatment doses in the Phase 2 study for an additional indication are within the range of doses tested in the previously completed Phase 1 study.

The successful development of our platform and product candidates is highly uncertain, and we may never succeed in achieving marketing approval for our product candidates RP5063 (Brilaroxazine), RP1208, or any future product candidates. We expect the remaining costs in connection with our ongoing Phase 3 RECOVER clinical trial for brilaroxazine for which we announced topline data in October 2023, including costs associated with ongoing post-data readout matters, wrap-up and reporting activites associated with the trial, to be approximately $3.0 million as of September 30, 2023, with approximately $0.4 million payable during the rest of calendar 2023, and approximately $2.6 million payable during calendar 2024. In addition, in connection with the other activities required to complete the development of brilaroxazine for schizophrenia, including among others our ongoing open-label extension (OLE) trial and our planned registrational Phase 3 RECOVER-2 trial, we expect to incur substantial additional costs over the next approximately two and a half years to take us through the submission of the planned NDA for brilaroxazine, which costs we estimate could be approximately $100 million.  This forecasted amount is an estimate based on numerous factors and information available to management as of today, and is subject to change. The actual amount of such expenses could be materially higher or lower than the forecasted amount. The foregoing statements regarding estimates of forecasted future costs and expenses represent forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” At this time, other than our estimates for the remaining costs associated with our recently completed Phase 3 RECOVER trial, and forecasts of what future costs may be in connection with future activities needed to continue to develop brilaroxazine, we cannot reasonably estimate the nature, timing, or costs of the efforts necessary to finish developing any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing therapeutics, including the uncertainty of:

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022:

The following table summarizes our results of operations for three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change	Change
	2023	2022	$	%
Operating expenses
Research and development	$8,717,273	$2,305,981	6,411,292	278%
General and administrative	1,991,774	1,256,972	734,802	58%
Total operating expenses	10,709,047	3,562,953
Loss from operations	(10,709,047)	(3,562,953)
Other income (expense)
Gain on remeasurement of warrant liabilities	139,079	—	139,079	100%
Interest expense	(5,901)	—	(5,901)	100%
Interest income	91,763	53,150	38,613	73%
Other income (expense)	5,194	(3,641)	8,835	243%
Total other income (expense), net	230,135	49,509
Loss before provision for income taxes	(10,478,912)	(3,513,444)
Provision for income taxes	12,117	1,864	10,253	550%
Net loss	$(10,491,029)	$(3,515,308)

Research and Development Expenses

We incurred approximately $8.7 million and $2.3 million in research and development expenses for the three months ended September 30, 2023 and 2022, respectively. The primary reason for the increase of $6.4 million, or 278%, was attributable to an increase in Phase 3 clinical trial expenses and drug development costs of approximately $5 million for our product candidate brilaroxazine. This is coupled with an increase of approximately $0.3 million in stock-based compensation, and an increase in salaries of approximately $0.7 million. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General and Administrative Expenses

We incurred approximately $2.0 million and $1.3 million in general and administrative expenses for the three months ended September 30, 2023 and 2022, respectively. The increase of $0.7 million, or 58%, was primarily attributable to increases in stock-based compensation of approximately $0.1 million, legal expenses of approximately $0.2 million, recruiting expenses of approximately $0.2 million, consultant and professional expenses of approximately $0.2 million and salary and board of director compensation totaling approximately $0.1 million. These increases were partially offset by a decreases in other miscellaneous expenses of $0.1 million.

Gain on Remeasurement of Warrant Liabilities

The remeasurement of warrant liabilities loss of $0.1 million for the three months ended September 30, 2023, resulted from the decrease in calculated fair value principally as a result of the decrease in our stock price during the three months ended September 30, 2023. There was no gain or loss for the three months ended September 30, 2022.

Interest Income

Interest Income increased primarily due to the Company moving funds to an interest-bearing account in the final months of fiscal year 2022, coupled with an increase in market interest rates in 2023 as compared to 2022.

Comparison of the nine months ended September 30, 2023 and 2022:

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change	Change
	2023	2022	$	%
Operating expenses
Research and development	$22,943,522	$12,650,388	10,293,134	81%
General and administrative	6,571,629	3,882,210	2,689,419	69%
Total operating expenses	29,515,151	16,532,598
Loss from operations	(29,515,151)	(16,532,598)
Other income (expense)
Gain (loss) on remeasurement of warrant liabilities	(305,972)	267,031	(573,003)	(215)%
Interest expense	(20,414)	—	(20,414)	100%
Interest income	341,854	68,710	273,144	(398)%
Other expense	(15,220)	(11,749)	(3,471)	30%
Total other income (expense), net	248	323,992
Loss before provision for income taxes	(29,514,903)	(16,208,606)
Provision for income taxes	21,531	12,414	9,117	73%
Net loss	$(29,536,434)	$(16,221,020)

Research and Development Expenses

We incurred approximately $22.9 million and $12.7 million in research and development expenses for the nine months ended September 30, 2023 and 2022, respectively. The primary reason for the increase of $10.3 million, or 81%, was attributable to an increase in Phase 3 clinical trial expenses and higher drug development costs of approximately $7.3 million for our product candidate brilaroxazine. This is coupled with an increase of approximately $1.2 million in stock-based compensation, an increase in salaries of approximately $1.4 million, and an increase of approximately $0.1 million in consultant expense. This is slightly offset by a decrease of approximately $0.3 of recruiting expenses. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General and Administrative Expenses

We incurred approximately $6.6 million and $3.9 million in general and administrative expenses for the nine months ended September 30, 2023 and 2022, respectively. The increase of $2.7 million, or 69%, was primarily attributable to increases in stock-based compensation of approximately $1.9 million, legal expenses of approximately $0.5 million, and consultant and professional expenses of approximately $0.2 million.

Gain (Loss) on Remeasurement of Warrant Liabilities

The loss on remeasurement of warrant liabilities of $0.3 million and gain of $0.3 million for the nine months ended September 30, 2023 and 2022, respectively, resulted from the increase in calculated fair value principally as a result of the increase in our stock price during the nine months ended September 30, 2023. The gain on remeasurement of warrant liabilities $0.3 million for the nine months ended September 30, 2022, resulting from the decrease in calculated fair value principally as a result of the decline in stock price during the nine months ended September 30, 2022.

Interest Income

Interest Income increased primarily due to the Company moving funds to an interest-bearing account in the final months of fiscal year 2022, coupled with an increase in market interest rates in 2023 as compared to 2022.

Liquidity and Capital Resources

	September 30,	December 31,	Change
	2023	2022	Dollars	Percentage
Balance Sheet Data:
Cash and cash equivalents	$4,972,298	$18,519,856	(13,547,558)	(73)%
Working capital	$(7,646,021)	$12,883,835	(20,529,856)	(159)%
Total assets	$5,387,041	$18,923,675	(13,536,634)	(72)%
Total stockholders' equity	$(8,519,432)	$12,316,396	(20,835,828)	(169)%

	Nine Months Ended September 30,		Change
Statement of Cash Flow Data:	2023	2022	Dollars	Percentage
Net cash used in operating activities	$(19,447,908)	$(14,269,947)	(5,177,961)	36%
Net cash provided by financing activities	5,900,350	7,773,930	(1,873,580)	(24)%
Net decrease in cash and cash equivalents	$(13,547,558)	$(6,496,017)	(7,051,541)	109%

Capital Resources

As of September 30, 2023, we had cash and cash equivalents of approximately $5.0 million. The Company believes that it has adequate cash on hand to cover anticipated outlays well into the fourth quarter of 2023, but will need additional fundraising activities and cash on hand during the fourth quarter of fiscal year 2023 for working capital requirements for fiscal year 2024. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; and experience any delays or encounter issues with any of the above.

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

During the nine months ended September 30, 2023, 1,976,285 2022 Private Placement Warrants were exercised for $4,743,084 in proceeds, resulting in the issuance of 1,976,285 shares of common shares. As of September 30, 2023, there are 2022 Private Placement Warrants outstanding to purchase an aggregate of 1,383,399 shares of common stock. No 2022 Private Pre-Funded Warrants issued during the September 2022 Offering have been exercised as of September 30, 2023. Additionally, during the nine months ended September 30, 2023, 302,150 of the 2021 Investor Warrants were exercised for $934,766 in proceeds, resulting in the issuance of 226,610 shares of common stock. As of September 30, 2023, there are 2021 Investor Warrants outstanding to purchase an aggregate of 6,645,041 shares of common stock.

The September 2022 Offering resulted in aggregate gross proceeds of approximately $8.5 million before deducting transaction expenses. Net proceeds totaled approximately $7.8 million after deducting transaction costs of $0.7 million.

We obtained financing for certain Director & Officer liability insurance policy premiums from First Insurance Funding. The total premiums, taxes, and fees financed is $667,500 with an annual percentage interest rate of 8.735%. At September 30, 2023 the balance of insurance financing debt payable was $222,500, recorded at such date as short-term debt on the unaudited condensed consolidated balance sheet. The Company paid the remaining insurance financing through the last quarterly installment payment on October 3, 2023.

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

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023, was approximately $19.4 million, consisting primarily of a net loss of $29.5 million, an increase of approximately $3.0 million in stock-based compensation expense, and a change in our operating assets and liabilities totaling $6.8 million. The decrease in net operating assets was primarily due to a decrease in accounts payable coupled with an increase in accrued expenses and other current liabilities and prepaid expenses and other current assets.

Net cash used in operating activities for the nine months ended September 30, 2022, was approximately $14.3 million, consisting primarily of a net loss of approximately $16.2 million, coupled with a change in our operating assets and liabilities totaling $2.1 million. The decrease in net operating assets was primarily due to increases in accounts payable, a decrease in prepaid expenses and other current assets and an increase in accrued expenses and other current liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 consists of approximately $0.7 million related to proceeds from the issuance of short-term debt and approximately $5.7 million related to proceeds from the exercise of warrants for common stock, slightly offset by repayments of short-term debt of approximately $0.4 million. Net cash provided by financing activities for the nine months ended September 30, 2022, of $403 related to proceeds from the exercise of warrants for common stock.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Reviva Pharmaceuticals Holdings, Inc. (Registrant)

Date: November 14, 2023	/s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	/s/ Narayan Prabhu
Narayan Prabhu
Chief Financial Officer
(Principal Financial and Accounting Officer)