Form 10-K
period 2023-12-31
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2024-04-15
CIK 1742927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-38634

REVIVA PHARMACEUTICALS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-4306526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10080 N. Wolfe Road, Suite SW3-200 Cupertino, CA	95014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 501-8881

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RVPH	The Nasdaq Capital Market
Warrants to purchase one share of Common Stock	RVPHW	The Nasdaq Capital Market

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023 as reported by the Nasdaq Capital Market on such date, was approximately $103.7 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of April 4, 2024 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 27,918,560.

DOCUMENTS INCORPORATED BY REFERENCE

None.

REVIVA PHARMCEUTICALS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

EXPLANATORY NOTE

Reviva Pharmaceuticals Holdings, Inc. (the “Company”, “we” or “us”) is filing this comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2023 and 2022 (the “Comprehensive Form 10-K”). This Comprehensive Form 10-K contains our audited financial statements for the fiscal year ended December 31, 2023, as well as restatement of the following previously filed periods: (i) our audited consolidated financial statements for the fiscal year ended December 31, 2022, (ii) our unaudited consolidated financial statements covering the quarterly reporting period of September 30, 2022 during fiscal year 2022; and (iii) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2023, consisting of September 30, 2023, June 30, 2023, and March 31, 2023.

Restatement Background

On April 12, 2024, the audit committee (the “audit committee”) of the board of directors of the Company, after meeting with management, concluded that the Company’s previously issued financial statements for the fiscal year ended December 31, 2022 included in its Annual Report on Form 10-K, the interim financial statements for the quarterly period ended September 30, 2022 included in its Quarterly Report on Form 10-Q, and each of the interim financial statements for the quarterly periods in fiscal 2023 included in its Quarterly Reports on Form 10-Q (cumulatively, the “Restatement Periods”) should be restated to correct historical errors related principally to the timing of recognition of the Company’s estimated accrual of certain research and development expenses.

The need for the restatement arose out of the results of certain financial analysis the Company performed in the course of preparing its fiscal year-end 2023 financial statements. Principally, the Company completed a detailed lookback analysis to compare certain estimated accrued clinical trial expenses, specifically investigator fees, from one contract research organization to its actual clinical trial expenses that were incurred for the respective periods for that contract research organization during the Restatement Periods based on review of historical invoices. In the course of its analysis of the actual information gathered through the lookback process, the Company detected differences between the estimated accrued amounts of those clinical trial expenses and the actual expenses recorded due primarily to the Company’s failure to properly review and evaluate expenses incurred in those clinical trial contracts resulting in the Company not properly accruing for clinical trial expenses that were incurred but for which invoices were not yet received. In addition, the Company determined that an effective process for evaluating the completeness of the research and development expense accrual for investigator fees and related costs, for that contract research organization, was necessary. This included estimated patient site visits not yet reported, average site visit costs and average delay in site invoicing. This provides the Company with an accurate estimate of the costs incurred as there can be a significant delay in receiving an invoice for the services provided from that contract research organization. Management and the audit committee have concluded that, in the ordinary course of closing its financial books and records, the Company previously excluded certain clinical trial expenses and associated accruals from the appropriate periods as required under applicable accounting guidelines. This impacted the Company’s previously-issued financial statements for the year ended December 31, 2022, which had understated by approximately $3.9 million certain research and development expenses and associated accrued liabilities, representing the under accrual of clinical expenses which would have otherwise been accounted for in the year ended December 31, 2023. The Company received FDA authorization in early 2022 to begin clinical trials and therefore, no similar error as of December 31, 2021 would be expected or identified. Further, management determined that any misstatements to the quarterly periods ended March 31, 2022 and June 30, 2022 included in its Quarterly Reports on Form 10-Q, were not material.

The Company principally attributes the errors to material weaknesses in its internal control over financial reporting and clinical trial expenses, as disclosed in Part II, Item 9A of its Annual Report on Form 10-K, relating to (i) a material weakness in internal control activities due to a failure in the design and implementation of our controls to review clinical trial expenses, including the evaluation of the terms of clinical trial contracts, specifically, we failed to properly review and evaluate progress of expenses incurred in clinical trial contracts resulting in us not properly accruing for clinical trial expenses that were incurred but for which invoices were not yet received, and (ii) a material weakness in internal controls due to insufficient resources including in relation to the Company’s financial close and reporting process with appropriate knowledge and expertise to design, implement, document and operate effective internal controls over financial reporting. This material weakness has a pervasive impact and consequently, impacts control activities over all financial statement account balances, classes of transactions, and disclosure. The Company has commenced procedures to remediate the material weaknesses. However, these material weaknesses will not be considered remediated until the applicable remedial actions have been fully implemented and we have concluded that these controls are operating effectively for a sufficient period of time.

Items Restated in this Form 10-K

This Comprehensive Form 10-K for the fiscal years ended December 31, 2023 and 2022 reflects changes to the Consolidated Balance Sheet at December 31, 2022 and the Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for the year ended December 31, 2022, and the related notes thereto. Restatement of consolidated financial statements for the fiscal year ended December 31, 2022 is disclosed in Note 2 to the consolidated financial statements. Restatement of consolidated financial statements for the quarterly and year-to-date period ended September 30, 2022, in fiscal year 2022, and all quarterly periods in fiscal year 2023 are disclosed in Note 10 to the consolidated financial statements. Other sections impacted by the restatement are: Part I, Item 1A. Risk Factors; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II, Item 9A. Controls and Procedures.

The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 2022 or any of the quarterly periods during the fiscal year ended December 31, 2023, nor the previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

See Note 2 and Note 10 to the consolidated financial statements, included in Part II, Item 8 of this Form 10-K, for additional information on the restatement and the related consolidated financial statement effects.

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

●

our ability to obtain the necessary financing to continue to conduct our business operations as planned, and to conduct our ongoing and planned trials, and continue and complete the planned development and commercialization of our product candidates

●	our ability to grow and manage growth economically;

●	our ability to retain key executives and medical and science personnel;

●	the possibility that our products in development succeed in or fail clinical trials or are not approved by the FDA or other applicable authorities;

●	the possibility that we could be forced to delay, reduce or eliminate our planned clinical trials or development programs;

●	our ability to obtain approval from regulatory agents in different jurisdictions for our current or future product candidates;

●	changes in applicable laws or regulations;

●	changes to our relationships within the pharmaceutical ecosystem;

●	the performance of third-party suppliers and manufacturers and our ability to find additional suppliers and manufacturers and obtain alternative sources of raw materials;

●	our current and future capital requirements to support our development and commercialization efforts and our ability to satisfy our capital needs;

●	our ability to access capital on acceptable terms in a rising interest rate and tighter credit environment;

●	expectations regarding our ability to continue as a going concern;

●	the accuracy of our estimates regarding expenses and capital requirements, including estimated costs of our clinical studies;

●	our limited operating history;

●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;

●	the valuation of our private common warrants could increase the volatility in our net income (loss);

●	changes in the markets that we target;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our exposure to any liability, protracted and costly litigation or reputational damage relating to data security;

●	the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;

●	the commercial, reputational and regulatory risks to our business that may arise as a consequence of our need to restate our financial statements;

●

any disruption to our business that may occur on a longer-term basis should we be unable to remediate the material weaknesses we have identified in our internal controls over financial reporting and clinical trial expenses;

●	our ability to maintain the listing of our common stock and listed warrants on Nasdaq;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

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

Our lead drug candidate, brilaroxazine, is in clinical development and is intended to treat multiple neuropsychiatric indications. These include schizophrenia, bipolar disorder (“BD”), major depressive disorder (“MDD”), attention–deficit/hyperactivity disorder (“ADHD”), behavioral and psychotic symptoms of dementia and Alzheimer’s disease (“BPSD”), and Parkinson’s disease psychosis (“PDP”). Furthermore, brilaroxazine is also ready for clinical development for two respiratory indications —  pulmonary arterial hypertension (“PAH”) and idiopathic pulmonary fibrosis (“IPF”). The U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation to brilaroxazine for the treatment of PAH in November 2016 and IPF in April 2018. Brilaroxazine also is in preclinical development for the treatment of psoriasis.

Our primary focus is to complete the clinical development of brilaroxazine for the treatment of acute and maintenance schizophrenia.

On October 30, 2023, we announced positive topline results from our Phase 3 RECOVER 1 trial (the “RECOVER-1 Trial”), which is a global Phase 3, randomized, double-blind, placebo-controlled, multicenter study designed to assess the safety and efficacy of brilaroxazine in approximately 400 patients with acute schizophrenia compared to placebo.  See “Recent Developments” below for more details on brilaroxazine development.

Subject to the receipt of additional financing, we may also continue the clinical development of brilaroxazine for the treatment of BD, MDD, ADHD, BPSD, PDP, PAH and IPF. Moreover, subject to the receipt of additional financing, we may also advance the development of our second drug candidate, RP1208, for the treatment of depression and obesity.

Recent Developments

On October 30, 2023, we announced positive topline results and successful completion of our pivotal RECOVER-1 Trial evaluating the efficacy, safety and tolerability of once-daily brilaroxazine, a serotonin dopamine signaling modulator in adults with schizophrenia. The trial successfully met its primary endpoint at the 50 mg dose, with brilaroxazine at that dose achieving a statistically significant and clinically meaningful 10.1-point reduction in Positive and Negative Syndrome Scale (PANSS) total score compared to placebo (-23.9 brilaroxazine 50 mg vs. -13.8 placebo, p<0.001) at week 4. Brilaroxazine also achieved statistically significant and clinically meaningful reductions in all major symptom domains and secondary endpoints at week 4 with the 50 mg dose vs. placebo. The 15 mg dose of brilaroxazine was numerically superior to placebo on the primary endpoint and most secondary endpoints, and reached statistical significance on two key secondary endpoints.

Key statistically significant and clinically meaningful improvements with brilaroxazine vs. placebo in patients with schizophrenia and a mean PANSS total score of 97-99 at baseline include:

Primary and Secondary Endpoints	Point Reduction/ Improvement for Brilaroxazine 50 mg vs. Placebo at Week 4	Cohen’s d Effect Size	P Value
PANSS Total Score	10.1	0.6	< 0.001
Positive Symptoms	2.8	0.5	< 0.001
Negative Symptoms (“NS”)	2.0	0.4	0.003
NS Marder Factor	2.1	0.4	0.002
PANSS Social Cognition	1.6	0.5	< 0.001
PANSS Excitement/Agitation	2.1	0.5	< 0.001
Personal and Social Performance	6.3	0.5	< 0.001
CGI-S score	≥1	0.5	< 0.001

Key clinical safety and tolerability findings of brilaroxazine support a well-tolerated safety profile

●	No drug related serious adverse events (SAEs) or treatment-emergent SAEs (TESAEs) observed or major safety concerns reported for brilaroxazine after 4 weeks of treatment;
●	No incidence of suicidal ideation;
●	No significant change in bodyweight and blood glucose levels compared to placebo;
●	Significant decrease in cholesterol, LDL and increase in HDL compared to placebo;
●	Significant decrease in prolactin and no change in thyroid levels compared to placebo;
●	Akathisia and extrapyramidal symptoms <1% reported for brilaroxazine 50 mg and none for 15 mg;
●	Common brilaroxazine treatment-emergent adverse events (TEAEs) were headache (<6%) and somnolence (<7.5%) generally transient in nature; and
●	Low discontinuation rates with brilaroxazine that were less than placebo (16% in brilaroxazine 50mg and 19% in brilaroxazine 15mg vs. 22% placebo).

The clinical development plan for brilaroxazine also includes the completed positive Phase 2 REFRESH trial, an ongoing 1-year open label extension (OLE) trial evaluating long-term safety and tolerability, and a soon to be initiated registrational global, randomized 4-week Phase 3 RECOVER 2 trial (the “RECOVER-2 Trial”). We expect to report topline data from the OLE trial in Q4-2024, and we expect to initiate the registrational RECOVER-2 Trial in the second quarter of 2024, with completion anticipated in the second quarter of 2025. RECOVER-2 was originally designed as a 6-week study, but after discussion between Reviva and FDA, the agency has agreed that it can be conducted as a 4-week study. Data from these brilaroxazine clinical trials will potentially support the planned NDA submission to the FDA in 2025.

The development status of the Reviva product pipeline is presented below:

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

A full battery of regulatory compliant toxicology and safety pharmacology studies is complete. We believe the results from these tests support the chronic administration of brilaroxazine in clinical trials. We believe the completed safety, pharmacology and toxicology studies support several significant safety findings. These include (1) brilaroxazine is neither genotoxic nor clastogenic, (2) it does not affect the function of cardiovascular (QT interval or blood pressure) or respiratory systems, and (3) it is not phototoxic in the 3T3 in vitro assay.

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

We have completed a clinical Phase 1a study in healthy subjects, a Phase 1b study in stable schizophrenia patients, a Phase 2 study in acute schizophrenia and schizoaffective patients, and the Phase 3 RECOVER-1 Trial in acute schizophrenia patients.

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

Figure 8. Brilaroxazine (RP503) Phase 3 RECOVER 1 Clinical Trial for Schizophrenia

On January 10, 2022, the FDA notified us that we may proceed with the RECOVER-1 Trial. On February 1, 2022, we announced that the first patients had been dosed in the RECOVER-1 Trial. On July 27, 2022, we announced that we had enrolled patients in 15 geographically diverse sites across the U.S. The RECOVER-1 Trial is a global Phase 3, randomized, double-blind, placebo-controlled, multicenter study designed to assess the safety and efficacy of brilaroxazine (RP5063) in 412 patients with acute schizophrenia compared to placebo. Brilaroxazine was administered at fixed doses of 15 mg or 50 mg once daily for 28 days. The primary endpoint was a decrease in Positive and Negative Symptoms Assessment total score compared to placebo from baseline to Day 28. Key secondary endpoints included clinical global impression (CGI) severity scale, positive and negative symptoms, social functioning and cognition. We enrolled approximately 60% of the patients in USA, 6% in Europe (Bulgaria) and 34% in Asia (India). On October 31, 2022, we announced over 30% enrollment in the RECOVER-1 Trial in the United States and the initiation of and ongoing enrollment in sites in Europe. The Company received regulatory approval for initiating the study in Asia (India) on October 11, 2022 and initiated multiple sites in India in November and December 2022. The RECOVER-1 Trial outline is described in Figure 8 above.

On October 30, 2023, we announced positive topline results and the successful completion of the RECOVER-1 Trial. The RECOVER-1 Trial successfully met its primary endpoint at the 50 mg dose, with brilaroxazine at that dose achieving a statistically significant and clinically meaningful 10.1-point reduction in Positive and Negative Syndrome Scale (PANSS) total score compared to placebo (-23.9 brilaroxazine 50 mg vs. -13.8 placebo, p<0.001) at week 4. Brilaroxazine also achieved statistically significant and clinically meaningful reductions in all major symptom domains and secondary endpoints at week 4 with the 50 mg dose vs. placebo. The 15 mg dose of brilaroxazine was numerically superior to placebo on the primary endpoint and most secondary endpoints, and reached statistical significance on two key secondary endpoints.

Key statistically significant and clinically meaningful improvements with brilaroxazine vs. placebo in patients with schizophrenia and a mean PANSS total score of 97-99 at baseline include:

Primary and Secondary Endpoints	Point Reduction/ Improvement for Brilaroxazine 50 mg vs. Placebo at Week 4	Cohen’s d Effect Size	P Value
PANSS Total Score	10.1	0.6	< 0.001
Positive Symptoms	2.8	0.5	< 0.001
Negative Symptoms (“NS”)	2.0	0.4	0.003
NS Marder Factor	2.1	0.4	0.002
PANSS Social Cognition	1.6	0.5	< 0.001
PANSS Excitement/Agitation	2.1	0.5	< 0.001
Personal and Social Performance	6.3	0.5	< 0.001
CGI-S score	≥1	0.5	< 0.001

Key clinical safety and tolerability findings of brilaroxazine support a safe and well-tolerated profile

●	No drug related serious adverse events (SAEs) or treatment-emergent SAEs (TESAEs) observed or major safety concerns reported for brilaroxazine after 4 weeks of treatment;
●	No incidence of suicidal ideation;
●	No significant change in bodyweight and blood glucose levels compared to placebo;
●	Significant decrease in cholesterol, LDL and increase in HDL compared to placebo;
●	Significant decrease in prolactin and no change in thyroid levels compared to placebo;
●	Akathisia and extrapyramidal symptoms <1% reported for brilaroxazine 50 mg and none for 15 mg; and
●	Common brilaroxazine treatment-emergent adverse events (TEAEs) were headache (<6%) and somnolence (<7.5%) generally transient in nature; and
●	Low discontinuation rates with brilaroxazine that were less than placebo (16% in brilaroxazine 50mg and 19% in brilaroxazine 15mg vs. 22% placebo).

The clinical development plan for brilaroxazine consists of the completed positive Phase 2 REFRESH and Phase 3 RECOVER 1 trials, as well as an ongoing 1-year open label extension (OLE) trial evaluating the long-term safety and tolerability, and soon to be initiated registrational global, randomized 4-week RECOVER-2 Trial. We expect to report topline data from the OLE trial in Q4-2024, and we expect to initiate the registrational RECOVER-2 Trial in the second quarter of 2024, with completion anticipated in the second quarter of 2025. RECOVER-2 was originally designed as a 6-week study, but after discussion between Reviva and FDA, the agency has agreed that it can be conducted as a 4-week study. These data from our brilaroxazine clinical development plan will potentially support the planned NDA submission to the FDA in 2025.

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

Subject to the receipt of additional financing, we may proceed with Phase 2 studies for brilaroxazine in BD, MDD, and ADHD, potentially as early as the second half of 2024.

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

Sales and Marketing

We currently have no sales and marketing personnel. As a late-stage pharmaceutical company, we currently have no customers. We intend to develop domestic and international marketing, commercial operation, distribution, market access and reimbursement capabilities, or collaborate with third parties that have such infrastructure, in connection with the potential for FDA approval for brilaroxazine (RP5063) and RP1208.

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

Employees

We have fifteen full-time employees, and utilize consultants, a contract research organization and third parties to perform our pre-clinical studies, clinical studies, manufacturing, regulatory, administrative, and financial functions. We believe our relations with our employees are good. We anticipate that the number of people we employ may grow significantly as we continue to develop our current products or if we develop new product candidates in the future.

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

We are the sole owner of a patent portfolio that includes issued patents and pending patent applications covering compositions of matter and methods of use of our product candidates RP5063 (brilaroxazine) and RP1208, as well as related compounds. As of March 27, 2024 our portfolio of intellectual property consists of 63 granted patents and 10 pending patent applications in the United States and in 23 foreign countries.

Brilaroxazine is our first intended commercial product. The original brilaroxazine patents include composition of matter, and methods of use in treating acute mania, autism, BD, depression, psychosis, and schizophrenia. One brilaroxazine original patent (U.S. Patent No. 8,188,076) and its 7 divisional/continuation patents have been granted in US. The original brilaroxazine patents have also been granted in the following foreign countries: Australia, Brazil, Canada, Germany, Spain, France, Great Britain, Hong Kong, Israel, India, Italy, Japan, S. Korea, Liechtenstein, Mexico, Russia, Slovakia, and Thailand; and pending in Columbia. We believe that our patent portfolio provides good protection of brilaroxazine. All of the US and foreign original brilaroxazine granted patents and pending patent applications will expire or are expected to expire in 2030, if a patent term extension is not obtained. If and when brilaroxazine receives regulatory approval, we intend to apply for patent term extensions on patents covering brilaroxazine in any jurisdiction where patent term extension is available. For example, the expiration date of the first US original brilaroxazine may be extendable up to 2035.

We also own additional brilaroxazine granted patents and pending patent applications for additional indications such as attention hyperactivity disorder (U.S. Patent No. 9,907,803, which will expire in 2036), pulmonary arterial hypertension (U.S. Patent No. 10,441,590, Japanese Patent No. 6787926, Chinese Patent No. CN107206007B, Hong Kong Patent No. 1244448) and a pending application in Europe; all of which will expire or are expected to expire in 2036), and pulmonary fibrosis (Japanese Patent No. 7343910, and pending applications in Brazil, China, Europe, Hong Kong, and US, which are expected to expire in 2038).

We further own three US patents (U.S. Patent Nos. 8,207,163; 8,247,420; 8,575,185; all of which will expire in 2030) directed to composition and use of compounds related to brilaroxazine.

We also have two US provisional applications pending, directed to a new formulation of brilaroxazine and a method of using brilaroxazine for treating a new indication.

We intend to continue to file patent applications to cover additional patentable aspects of brilaroxazine including new indications and to endeavor to exclude competitors from entering the field.

RP1208 may be our second intended commercial product. The RP1208 patents include composition of matter, and methods of use in treating depression and obesity. Three RP1208 patents have been granted in the US. RP1208 patents have also been granted in the following foreign countries: Australia, Canada, China, Columbia, Germany, Spain, France, Great Britain, Hong Kong, India, Italy, Mexico, Malaysia, Philippines, Russia, Singapore, and South Africa; and is pending in Thailand. We believe that our patent portfolio provides good protection of RP1208. The first RP1208 US patents will expire in 2033 and may be extendable up to 2038. The other two RP1208 continuation US patents will expire in 2032. All foreign RP1208 granted patents and pending patent applications will expire or are expected to expire in 2032. If and when RP1208 receives regulatory approval, we intend to apply for patent term extensions on patents covering RP1208 in any jurisdiction where patent term extension is available.

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

Nonclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals and other animal studies. The results of nonclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND to the FDA. Nonclinical testing often continues after an IND is submitted. The IND also includes one or more protocols for the initial clinical trial or trials and an investigator’s brochure. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to the proposed clinical trials as outlined in the IND and places the clinical trial on a clinical hold. In such cases, the IND sponsor and the FDA must resolve any outstanding concerns or questions before any clinical trials can begin. Clinical trial holds also may be imposed at any time before or during studies due to safety concerns or non-compliance with regulatory requirements. An independent Institutional Review Board (“IRB”), at each of the clinical centers proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the consent form signed by the trial participants and must monitor the study until completed.

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

Chemistry, Manufacturing and Controls

Concurrent with clinical trials, companies typically complete additional animal and laboratory studies, develop additional information about the chemistry and physical characteristics of the drug, and finalize a process for manufacturing the product in commercial quantities in accordance with FDA’s current Good Manufacturing Practices (“cGMP”) requirements. The manufacturing process must consistently produce quality batches of the drug, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life.

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

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product marketing exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same use or indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA or NDA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA has four programs in place intended to facilitate and expedite development and review of new drugs and biologics intended to address unmet medical needs in the treatment of serious or life-threatening conditions. These are Fast Track Designation, Breakthrough Therapy Designation, Accelerated Approval Program, and Priority Review Designation.

The Fast Track program is intended to expedite or facilitate the process for reviewing a new product if it is intended for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. Fast Track Designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

A product can receive Breakthrough Therapy Designation if it is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A Breakthrough Therapy Designation conveys all of the features of Fast Track Designation in addition to more intensive FDA guidance on an efficient development program, organizational commitment involving senior managers, and eligibility for priority review. Specifically, the FDA intends to expedite the development and review of a Breakthrough Therapy by, where appropriate, intensively involving senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review. Where appropriate, the FDA also intends to assign a cross-disciplinary project lead for the review team to facilitate an efficient review of the development program. The FDA notes that a compressed drug development program still must generate adequate data to demonstrate that the drug or biologic meets the statutory standard for approval. Omitting components of the development program that are necessary for such a determination can significantly delay, or even preclude, marketing approval.

Breakthrough Therapy Designation indicates that preliminary clinical evidence demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy. Breakthrough Therapy Designation intensifies FDA involvement to ensure an efficient drug development program and is an organizational commitment from the FDA to involve its senior managers. A sponsor receiving Breakthrough Therapy Designation has up to six months after receiving the Breakthrough Therapy Designation to request an Initial Comprehensive Multidisciplinary meeting to discuss the drug development program. This initial meeting is a Type B meeting, used to discuss the overarching, high-level plan for drug development. These discussions include topics such as planned clinical trials and endpoints, any resizing or adaptations to the trials, plans for expediting the manufacturing development strategy and studies that potentially could be completed after approval. When Breakthrough Therapy Designation has been granted, the FDA is encouraged to meet regularly with the sponsor and subsequent meetings are considered Type B meetings and are established based on the needs of the program.

The FDA may grant accelerated approval under its Accelerated Approval Program to a product candidate for a serious or life-threatening condition upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated approval is contingent on a sponsor’s agreement to conduct at least one adequate and well-controlled additional post-approval trial to verify and describe the product’s clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast Track Designation, Breakthrough Therapy Designation, RMAT, and Accelerated Approval do not change the standards for approval but may expedite the development process. Additionally, Fast Track Designation or Breakthrough Therapy Designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process, including considering any new drug or biologic approvals that later the unmet medical need.

An application for a product candidate may be eligible to obtain Priority Review Designation if it is intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. A Priority Review Designation means FDA’s goal is to take action on the marketing application within six months (compared to ten months under standard review) of the 60-day filing date. Priority Review Designation does not change the standards for approval but may expedite the review process.

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

10080 N. Wolfe Road, Suite SW3-200

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

●	we face risks related to health epidemics and outbreaks, including COVID-19 or future health crises, pandemics or other events, which could adversely impact our business, including our clinical trials;

●	raising additional funds by issuing securities may cause dilution to existing stockholders, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights;

●

the restatement of our previously issued financial statements and associated analysis and ongoing remedial measures have been time consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows;

●

in connection with the preparation of our financial statements for the fiscal year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting and clinical trial expenses. If we fail to maintain an effective system of internal control over financial reporting and clinical trial expenses, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Stock and listed Warrants;

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

●	certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results; and

●

we do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, any gains from an investment in our common stock will likely depend on appreciation in the price of our common stock.

Risks Related to Our Business, Financial Position and Capital Requirements

We have never generated any product revenues.

We are a late-stage pharmaceutical company. Although we were formed in May 2006, to date, we have not generated any product revenues from our product candidates currently in development. We have not yet demonstrated an ability to successfully complete a full pre-marketing development program, obtain marketing approval, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues and cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses through the projected commercialization of brilaroxazine and RP1208. For the year ended December 31, 2023, we reported a loss of $39.3 million and a negative cash flow from operations of $28.3 million. We had an accumulated deficit of $134.4 million and had cash and cash equivalents of $23.4 million as of December 31, 2023.

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

We expect our research and development expenses to be significant in connection with the following ongoing and planned research:

●

further studies in connection with our clinical development plan for brilaroxazine for schizophrenia, including our ongoing 1-year open label extension (OLE) trial evaluating long-term safety and tolerability, our planned registrational RECOVER-2 Trial;

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

We have recognized recurring losses, and as of December 31, 2023, had an accumulated deficit of $134.4 million. We anticipate operating losses to continue for the foreseeable future due to, among other things expenses related to ongoing activities to research, develop and commercialize our product candidates. We expect the cash and cash equivalents of $23.4 million at December 31, 2023 to be insufficient to meet our operating and capital requirements at least 12 months from the filing of this Annual Report on Form 10-K. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

We face risks related to health epidemics and outbreaks, including COVID-19 or future health crises, pandemics or other events, which could adversely impact our business, including our clinical trials.

Disease outbreaks, epidemics and pandemics, including COVID-19, in regions where we have concentrations of clinical trial sites and other business operations, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics may have negative impacts on our ability to initiate new clinical trial sites, enroll new patients and maintain existing patients who are participating in clinical trials, which may result in increased clinical trial costs, longer timelines and delays in our ability to obtain regulatory approvals of our product candidates, if at all. For example, patient enrollment and recruitment could be delayed due to local clinical trial site protocols designed to protect staff and patients from certain outbreaks, which could delay the expected timelines for data readouts of our preclinical studies and clinical trials. Additionally, general supply chain issues may be exacerbated during disease outbreaks, epidemics or pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. Moreover, the extent to which disease outbreaks, epidemics and pandemics may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business. A future disease outbreak, epidemic or pandemic adversely affects our business, financial condition, results of operations and growth prospects.

As a result of the COVID-19 pandemic, we have and may in the future experience disruptions that could severely impact our business and clinical trials. The future progression of the COVID-19 epidemic and its effects on our business and operations are uncertain. The impacts of a potential resurgence of COVID-19 could pose the risk that we or our employees, suppliers, future customers in the event of product approval, and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. This could disrupt our ability to operate our business, including producing drug product and administering our preclinical and clinical studies. In addition, fluctuations in demand and other implications associated with the COVID-19 pandemic have resulted in, and could continue resulting in, certain supply chain constraints and challenges in the broader markets and economy generally, which could impact our business and supply sources.

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

As of December 31, 2023, we had fifteen employees, and we are highly dependent on our management personnel, especially Laxminarayan Bhat, our Chief Executive Officer and Narayan Prabhu, our Chief Financial Officer. We expect to hire a significant number of additional employees for our managerial, clinical, scientific, operational, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management has no prior experience in managing these growth activities and may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to such activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize brilaroxazine and RP1208 and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In September 2018, California enacted SB 826, requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by December 31, 2019, public company boards must have a minimum of one female director; by December 31, 2021, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors. On May 13, 2022, the Los Angeles Superior Court declared SB 826 unconstitutional and, although the California Secretary of State has directed counsel to file an appeal of the decision, the State of California is currently precluded from enforcing SB 826. The California Secretary of State has appealed the order and such appeal is currently pending. On September 16, 2022, the appellate court ruled to temporarily stay enforcement of the trial court’s order, which prevented the California Secretary of State from collecting diversity data on corporate disclosure forms pursuant to SB 826, pending a further order of the appellate court. On December 1, 2022, the appellate court vacated the temporary stay order and on February 3, 2023, a record on appeal was filed and such appeal is currently pending. To the extent that this ruling of the appellate court permits the Secretary of State of California to collect and report diversity data, we may be required to comply with additional disclosure requirements. However, ultimate enforceability of SB 826 remains uncertain.

Additionally, on September 30, 2020, California enacted AB 979, requiring public companies with principal executive offices in California to each have at least one director from an underrepresented community based on ethnicity and sexual orientation by December 31, 2021. By December 31, 2023, each of these companies will be required to have at least two directors from such underrepresented communities if such company has more than four but fewer than nine directors, or at least three directors from underrepresented communities if the company has nine or more directors. On April 1, 2022, the Los Angeles Superior Court declared AB 979 unconstitutional and, although the California Secretary of State has filed a notice of appeal in the case, the State of California is currently precluded from enforcing AB 979. On June 6, 2022, a notice of appeal was filed. On September 16, 2022, the appellate court ruled to temporarily stay enforcement of the trial court’s order, which prevented the California Secretary of State from collecting diversity data on corporate disclosure forms pursuant to AB 979, pending a further order of the appellate court. On December 1, 2022, the appellate court vacated the temporary stay order and on February 3, 2023, a record on appeal was filed and such appeal is currently pending. To the extent that this ruling of the appellate court permits the Secretary of State of California to collect and report diversity data, we may be required to comply with additional disclosure requirements.

The current composition of our board of directors does not include a female director and if the State of California successfully appeals the court decisions regarding SB 826 or AB 979, failure to achieve designated minimum levels in a timely manner will expose us to financial penalties and reputational harm. If the State of California successfully appeals the court decisions regarding SB 826 or AB 979, we cannot assure that we can recruit, attract and/or retain qualified members of our board of directors and meet gender and diversity quotas as required by California law (provided that such laws are not repealed before the compliance deadlines), which may cause certain investors to divert their holdings in our securities and expose us to financial penalties and/or reputational harm.

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

Computer system interruptions, cyber-attacks or security breaches could significantly disrupt our product development programs and our ability to operate our business.

Our computer systems, as well as those of various third parties on which we rely, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any significant system failure, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any product candidate could be delayed.

Furthermore, federal, state and international laws and regulations, such as the European Union’s General Data Protection Regulation, or the GDPR, which took effect in May 2018, and the California Consumer Protection Act, which took effect on January 1, 2020, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail or if our privacy practices do not meet the requirements of such laws. Other states are considering similar laws that could impact our use of research data with respect to individuals in those states. There are extensive documentation obligations and transparency requirements, which may impose significant costs on us. In addition, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

The restatement of our previously issued financial statements and associated analysis and ongoing remedial measures have been time consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

As discussed in the Explanatory Note to this Annual Report on Form 10-K and in Note 2, “Restatement of Previously Issued Annual Consolidated Financial Statements For the Fiscal Year Ended December 31, 2022,” and Note 10, “Quarterly Financial Data – (Unaudited and Restated),” to the consolidated financial statements included in this Annual Report on Form 10-K, we are restating our previously issued financial statements for (i) our audited consolidated financial statements for the fiscal year ended December 31, 2022, (ii) our unaudited consolidated financial statements covering the quarterly reporting period of September 30, 2022 during fiscal year 2022; and (iii) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2023, consisting of September 30, 2023, June 30, 2023, and March 31, 2023. These restatements have been, and the remediation efforts we have begun to undertake are and will be, time-consuming and expensive and could expose us to a number of additional risks that could materially adversely affect our financial position, results of operations and cash flows.

In particular, we have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting and clinical trial expenses. We are implementing and will continue to implement additional processes utilizing existing resources and adding new resources as needed. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatements and ongoing remediation of material weaknesses in our internal controls.

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting and clinical trial expenses.  If we fail to maintain an effective system of internal control over financial reporting and clinical trial expenses, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Stock and listed Warrants.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We have limited operating history and limited personnel in our finance and accounting functions, which may result in a lack of segregation of duties and we are at the relatively very early stages of establishing our systems of internal controls, and we may be unable to effectively maintain such systems. This would leave us without the ability to reliably assimilate and compile financial information and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our internal controls over financial reporting.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a non-accelerated filer under the U.S. securities laws, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting and clinical trial expenses could lead to restatements of our financial statements and require us to incur the expense of remediation.

As discussed in the Explanatory Note to this Annual Report on Form 10-K and in Note 2, “Restatement of Previously Issued Annual Consolidated Financial Statements For the Fiscal Year Ended December 31, 2022,” and Note 10, “Quarterly Financial Data – (Unaudited and Restated),” to the consolidated financial statements included in this Annual Report on Form 10-K, our audit committee and management concluded that our previously issued consolidated financial statements for the Restatement Periods should be restated to correct historical errors related principally to the timing of recognition of our estimated accrual of certain research and development expenses. The analysis concluded that we previously excluded certain clinical trial expenses and associated costs from the appropriate periods as required under applicable accounting guidelines, and therefore we misstated research and development expenses, and accrued clinical expenses during the Restatement Periods.

We principally attribute the errors necessitating the restatement to material weaknesses in our internal control over financial reporting and clinical trial expenses identified during the preparation of our financial statements for the fiscal year ended December 31, 2023.  We identified (i) a material weakness in internal control activities due to a failure in the design and implementation of our controls to review clinical trial expenses, including the evaluation of the terms of clinical trial contracts, specifically, we failed to properly review and evaluate progress of expenses incurred in clinical trial contracts resulting in us not properly accruing for clinical trial expenses that were incurred but for which invoices were not yet received, and (ii) a material weakness in internal controls due to insufficient resources including in relation to our financial close and reporting process with appropriate knowledge and expertise to design, implement, document and operate effective internal controls over financial reporting. This material weakness has a pervasive impact and consequently, impacts control activities over all financial statement account balances, classes of transactions, and disclosure. We are committed to continuing to improve our internal control over financial reporting. As of the date hereof, we have commenced procedures to remediate the material weaknesses. We will continue to monitor the design and effectiveness of these procedures and controls and make any further changes we determine appropriate. However, these material weaknesses will not be considered remediated until the applicable remedial actions have been fully implemented and we have concluded that these controls are operating effectively for a sufficient period of time.

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

More recently in 2023, the closures of Silicon Valley Bank (“SVB”) and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (the “FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of market participants to access near-term working capital needs, and create additional market and economic uncertainty. Since the March 2023 failure and FDIC takeover of SVB and the inability of its customers to readily access their cash deposits, there has been a heightened risk and greater focus on the potential failures of other banks in the future. As of December 31, 2023, we maintained all of our cash with three financial institutions, including SVB, and certain of our cash balance with these financial institutions were in excess of the FDIC insurance limit. If these banks fail in the future, we may not be able to immediately (or ever) recover our cash in excess of the FDIC insured limits which would adversely impact our operating liquidity and could negatively impact our operations, results of operations and financial performance.

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

Our only advanced product candidate, brilaroxazine, is still in development and will require extensive clinical testing before we are prepared to submit an NDA for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for brilaroxazine or whether any such NDA will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that the Phase 3 clinical trials of brilaroxazine for schizophrenia indication will take at least eighteen months to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, and the results of early clinical trials of brilaroxazine therefore may not be predictive of the results of our planned clinical studies.

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

Any continued or worsening spread or future outbreaks of COVID-19 globally could adversely impact our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Disruptions or restrictions on the ability of patients enrolled in our clinical studies to travel, or the ability of staff at study sites to travel, as well as temporary closures of our facilities or the facilities of our clinical trials partners and their contract manufacturers, would negatively impact our clinical trial activities.

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

Prior to submitting an NDA to the FDA, a marketing authorization application, or MAA, to the EMA, or an equivalent application to other foreign regulatory authorities for approval of brilaroxazine, we will need to complete our clinical studies including the RECOVER-2 Trial.

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

In order to win approval, we must show that we are able to manufacture our products in a controlled, consistent and quality manner. Should we not be able to do so, our products will not be approved. In addition, as product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. During the course of a development program, sponsors may also change the contract manufacturers used to produce the product candidates. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials. Such changes may also require additional testing, notification or approval by the FDA, EMA or other regulatory authorities. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay or prevent approval of our product candidates and jeopardize our ability to commence product sales and generate revenue.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make or the first to file the inventions claimed in our owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. Moreover, we may be subject to a third party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Our officers, directors and principal stockholders who beneficially own more than 5% of our common stock, in the aggregate, beneficially own shares representing approximately 47.5% of our outstanding capital stock as of March 29, 2024. As a result, such entities and individuals have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our Company.

An active trading market for our common stock or warrants may not be sustained.

An active trading market for our common stock or warrants may not develop or continue or, if developed, may not be sustained. The lack of an active market for our common stock or warrants may impair investors’ ability to sell their common stock or warrants at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares of common stock or warrants and may impair our ability to raise capital to continue to fund operations by selling securities and may impair our ability to acquire additional intellectual property assets by using our securities as consideration.

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

These and other market and industry factors may cause the market price and demand for our common stock and warrants to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock or warrants and may otherwise negatively affect the liquidity of our common stock or warrants. In addition, the stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

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

As a result, included on our consolidated balance sheet as of December 31, 2023 contained elsewhere in this Annual Report on Form 10-K, are derivative liabilities related to embedded features contained within our Private Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company particularly since we are no longer an “emerging growth company.”

As a relatively new public company, we now incur significant legal, accounting and other expenses that we did not incur when we were a private company. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, as well as rules and regulations subsequently implemented by the SEC, including the ongoing maintenance of effective disclosure and financial controls and compliant corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, since we no longer qualify as an emerging growth company (our eligibility to qualify as an emerging growth company ended on December 31, 2023, the last day of the fiscal year following the fifth anniversary of Tenzing’s initial public offering), we expect management to devote more time and the Company to incur additional cost to comply with the more stringent reporting requirements applicable to companies that are not emerging growth companies. Also, if we become subject to the requirements applicable to accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our compliance burdens and expenses will further increase. We have not yet completed the process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In that regard, we currently do not have an internal audit function, and although we have contracted for certain accounting staff, we may need to hire or contract for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, particularly as the Company grows.

We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company, including as a result of our exit from emerging growth company status, or the timing of such costs.

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

Our certificate of incorporation, as amended and restated, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or if such court does not have subject matter jurisdiction, any other court located in the State of Delaware with subject matter jurisdiction, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on the Company’s behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or our officers or directors arising pursuant to any provision of the DGCL or our certificate of incorporation, as amended and restated, or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine of the law of the State of Delaware; provided, that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state court sitting in the State of Delaware. Additionally, our certificate of incorporation, as amended and restated, provides that, unless the Company consents to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; provided, however, that such provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C.	CYBERSECURITY

Cybersecurity Risk Management

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

In the ordinary course of our business, it is our policy to minimize our data footprint. We do not use, store and process data of our, partners, collaborators, and vendors in our facilities and instead outsource such functions to expert third parties. Our intellectual property data is not stored on site. We only maintain a bare minimum amount of employee data. By fully outsourcing our IT environment and placing it within expert third party software-as-a-service, human resource, and clinical providers, our primary means of avoiding cyber risk is not having sensitive data within our enterprise. All third parties are managed by our chief executive officer (“CEO”), and we review our vendors to ensure that they have risk management procedures in place, including physical, procedural, and technical safeguards. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to data and our systems. Our cybersecurity risk management program incorporates several components, which include multifactor authentication, access control, data segregation, password requirements, vendor management, email filtering, basic logging, malware protection, and an endpoint security tool. Additionally, we maintain a cyber insurance policy.

Governance

Under the ultimate direction of our CEO, with oversight from our board of directors, we maintain a security governance structure to evaluate and address cyber risk. Our CEO regularly consults with our Chief Financial Officer (“CFO”) and third-party IT consultant who has expertise in cybersecurity to develop strategies to assess, address and align cybersecurity efforts with our business objectives and operational requirements.

Our board of directors is responsible for the oversight of cybersecurity risk management, including oversight of information security and cybersecurity threats and related compliance and disclosure requirements. On an annual and as-needed basis, our CEO provides an update to our board of directors regarding our cybersecurity risk management program, including any critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards. Our CEO also notifies our audit committee of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

Item 2.	PROPERTIES

Our principal offices are located at 10080 N. Wolfe Road, Suite SW3-200, Cupertino, California 95014. The facility is subject to a twelve-month lease which began on December 1, 2023. The facility is used for office space only, and we believe the facility is adequate for our foreseeable needs. We operate primarily as a virtual company.

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

Our common stock and our listed warrants trade on Nasdaq under the symbols “RVPH” and “RVPHW,” respectively.

As of December 31, 2023, there were approximately 190 holders of record of our common stock and 2 holders of record of our listed warrants. These numbers do not include beneficial owners whose shares or warrants were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Unregistered Sales of Equity Securities

None except as previously reported.

Item 6.	[RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes and other information included elsewhere in this Annual Report.

This discussion has been impacted by the restatement described in the Explanatory Note and in the Notes 2 and 10 of the consolidated financial statements of this Annual Report. Certain of the financial and other information provided in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement adjustments.

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

Our lead drug candidate, brilaroxazine, is in clinical development and is intended to treat multiple neuropsychiatric indications. These include schizophrenia, bipolar disorder (“BD”), major depressive disorder (“MDD”), attention–deficit/hyperactivity disorder (“ADHD”), behavioral and psychotic symptoms of dementia and Alzheimer’s disease (“BPSD”), and Parkinson’s disease psychosis (“PDP”). Furthermore, brilaroxazine is also ready for clinical development for two respiratory indications —  pulmonary arterial hypertension (“PAH”) and idiopathic pulmonary fibrosis (“IPF”). The U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation to brilaroxazine for the treatment of PAH in November 2016 and IPF in April 2018. Brilaroxazine also is in preclinical development for the treatment of psoriasis.

Our primary focus is to complete the clinical development of brilaroxazine for the treatment of acute and maintenance schizophrenia.

On October 30, 2023, we announced positive topline results from our RECOVER-1 Trial, which is a global Phase 3, randomized, double-blind, placebo-controlled, multicenter study designed to assess the safety and efficacy of brilaroxazine in approximately 400 patients with acute schizophrenia compared to placebo. See “Recent Developments” below for more details on brilaroxazine development.

Subject to the receipt of additional financing, we may also continue the clinical development of brilaroxazine for the treatment of BD, MDD, ADHD, BPSD, PDP, PAH and IPF. Moreover, subject to the receipt of additional financing, we may also advance the development of our second drug candidate, RP1208, for the treatment of depression and obesity.

Restatement of Previously Issued Consolidated Financial Statements

On April 12, 2024, we concluded that our previously issued financial statements for the Restatement Periods should be restated to correct historical errors related principally to the timing of recognition of our estimated accrual of certain research and development ("R&D") expenses from a contract research organization, specifically investigator fees, were recorded as R&D expenses during the year ended December 31, 2022 and throughout the year ended December 31, 2023 when the underlying invoices were received, rather than when the services (i.e. patient visit and enrollment (“Patient Visit Date”)) were provided. In addition, we determined that an effective process for evaluating the completeness of the R&D accrual for the investigator fees was necessary. This included determining an estimate for accruals based on estimated patient site visits not yet reported, average site visits costs and average delay in site invoicing. This provides us with an accurate estimate of the costs incurred as there can be a lag between receiving an invoice for the services provided.

Therefore, we misstated R&D expenses and associated accrued liabilities during the Restatement Periods. As disclosed in Item II, Part 9A of this Annual Report on Form 10-K, we principally attribute the errors to (i) a material weakness in internal control activities due to a failure in the design and implementation of our controls to review clinical trial expenses, including the evaluation of the terms of clinical trial contracts, specifically, we failed to properly review and evaluate progress of expenses incurred in clinical trial contracts resulting in us not properly accruing for clinical trial expenses that were incurred but for which invoices were not yet received, and (ii) a material weakness in internal controls due to insufficient resources including in relation to our financial close and reporting process with appropriate knowledge and expertise to design, implement, document and operate effective internal controls over financial reporting. This material weakness has a pervasive impact and consequently, impacts control activities over all financial statement account balances, classes of transactions, and disclosure. We have commenced procedures to remediate the material weaknesses. However, these material weaknesses will not be considered remediated until the applicable remedial actions have been fully implemented and we have concluded that these controls are operating effectively for a sufficient period of time.

The discussion of financial results presented here is reflective of the restatement adjustments.

Recent Developments

On October 30, 2023, we announced positive topline results and successful completion of our pivotal RECOVER-1 Trial evaluating the efficacy, safety and tolerability of once-daily brilaroxazine, a serotonin dopamine signaling modulator in adults with schizophrenia. The trial successfully met its primary endpoint at the 50 mg dose, with brilaroxazine at that dose achieving a statistically significant and clinically meaningful 10.1-point reduction in Positive and Negative Syndrome Scale (PANSS) total score compared to placebo (-23.9 brilaroxazine 50 mg vs. -13.8 placebo, p<0.001) at week 4. Brilaroxazine also achieved statistically significant and clinically meaningful reductions in all major symptom domains and secondary endpoints at week 4 with the 50 mg dose vs. placebo. The 15 mg dose of brilaroxazine was numerically superior to placebo on the primary endpoint and most secondary endpoints, and reached statistical significance on two key secondary endpoints.

Key statistically significant and clinically meaningful improvements with brilaroxazine vs. placebo in patients with schizophrenia and a mean PANSS total score of 97-99 at baseline include:

Primary and Secondary Endpoints	Point Reduction/ Improvement for Brilaroxazine 50 mg vs. Placebo at Week 4	Cohen’s d Effect Size	P Value
PANSS Total Score	10.1	0.6	< 0.001
Positive Symptoms	2.8	0.5	< 0.001
Negative Symptoms (“NS”)	2.0	0.4	0.003
NS Marder Factor	2.1	0.4	0.002
PANSS Social Cognition	1.6	0.5	< 0.001
PANSS Excitement/Agitation	2.1	0.5	< 0.001
Personal and Social Performance	6.3	0.5	< 0.001
CGI-S score	≥1	0.5	< 0.001

Key clinical safety and tolerability findings of brilaroxazine support a well-tolerated safety profile

•	No drug related serious adverse events (SAEs) or treatment-emergent SAEs (TESAEs) observed or major safety concerns reported for brilaroxazine after 4 weeks of treatment;
•	No incidence of suicidal ideation;
•	No significant change in bodyweight and blood glucose levels;
•	Significant decrease in cholesterol, LDL and increase in HDL compared to placebo;
•	Significant decrease in prolactin and no change in thyroid levels compared to placebo;
•	Akathisia and extrapyramidal symptoms <1% reported for brilaroxazine 50 mg and none for 15 mg;
•	Common brilaroxazine treatment-emergent adverse events (TEAEs) were headache (<6%) and somnolence (7.5%) generally transient in nature; and
•	Low discontinuation rates with brilaroxazine that were less than placebo (16% in brilaroxazine 50mg and 19% in brilaroxazine 15mg vs. 22% placebo).

The clinical development plan for brilaroxazine also includes the completed positive Phase 2 REFRESH trial, an ongoing 1-year open label extension (OLE) trial evaluating long-term safety and tolerability, and a soon to be initiated registrational global, randomized 4-week RECOVER-2 Trial. We expect to report topline data from the OLE trial in Q4-2024, and we expect to initiate the registrational RECOVER-2 Trial in the second quarter of 2024, with completion anticipated in the second quarter of 2025. Data from these brilaroxazine clinical trials will potentially support the planned NDA submission to the FDA in 2025.

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable, and our accumulated deficit as of December 31, 2023, was $134.4 million. Our net loss for the year ended December 31, 2023 and 2022, was approximately $39.3 million and $28.3 million (as restated), respectively. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we continue to expect to incur additional costs associated with operating as a public company, which we may increase now that we have exited emerging growth company status as of December 31, 2023. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•

invest significantly to further research and develop, through clinical trials for Brilaroxazine including the OLE trial and the registrational RECOVER-2 Trial, and pre-clinical research for RP1208, and seek regulatory approval for our product candidates Brilaroxazine and RP1208;

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

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of December 31, 2023, we had cash and cash equivalents of approximately $23.4 million. To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities. We believe that we have adequate cash on hand to cover anticipated outlays well into the second quarter of fiscal year 2024, but will need additional fundraising activities and cash on hand during the second quarter of fiscal year 2024. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition, and our ability to pursue our business strategy, and our ability to continue as a going concern. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Our primary product candidates and their current status is as follows:

Drug Candidate	Indication	Status
Brilaroxazine (RP5063)	Schizophrenia	Conducted pivotal Phase 3 RECOVER 1 and long-term safety studies. Topline data for the pivotal Phase 3 RECOVER 1 study announced October 30, 2023
Brilaroxazine	Bipolar Disorder	Phase 1 complete**
Brilaroxazine	Depression-MDD	Phase 1 complete**
Brilaroxazine	Alzheimer’s (AD-Psychosis/Behavior)	Phase 1 complete**
Brilaroxazine	Parkinson’s	Phase 1 complete**
Brilaroxazine	ADHD/ADD	Phase 1 complete**
Brilaroxazine	PAH	Phase 1 complete**
Brilaroxazine	IPF	Phase 1 complete**
Brilaroxazine	Psoriasis	In pre-clinical development
RP1208	Depression	Completed pre-clinical development studies, including in vitro receptor binding studies, animal efficacy studies, and PK studies. Compound ready for IND enabling studies.
RP1208	Obesity	Completed pre-clinical development studies, including in vitro receptor binding studies and PK studies. Compound ready for animal efficacy studies.

** We completed the Phase 1 clinical study for brilaroxazine prior to starting the Phase 2 study in schizophrenia and schizoaffective disorder, and completed our RECOVER-1 Trial for which we announced topline data in October 2023. In these three studies, we collected safety data for brilaroxazine in over 800 patients, including healthy subjects and patients with stable schizophrenia, acute schizophrenia and schizoaffective disorder. Generally, no separate Phase 1 study is required for conducting a Phase 2 study for an additional indication, provided the treatment doses in the Phase 2 study for an additional indication are within the range of doses tested in the previously completed Phase 1 study.

The successful development of our platform and product candidates is highly uncertain, and we may never succeed in achieving marketing approval for our product candidates Brilaroxazine (RP5063), RP1208, or any future product candidates. In connection with the activities required to complete the development of brilaroxazine for schizophrenia, including our ongoing OLE Trial and our planned registrational RECOVER-2 Trial, we expect to incur substantial additional costs over the 2024-2026 period to take us through the submission of the planned NDA for brilaroxazine, together with additional costs post-NDA submission in preparation of potential commercialization if approved.  We expect our clinical costs in connection with the development of brilaroxazine for schizophrenia may total approximately $70 million over the next approximately three years, consisting of our estimated costs for (i) completion of our OLE Trial, (ii) our RECOVER-2 Trial through the planned NDA submission, and (iii) additional Research & Development costs (primarily associated with consulting, scientific, research and other expenses in support of the OLE and RECOVER-2 Trials through the planned NDA as well as certain activities in preparation of potential commercialization if the product attains approval).  The foregoing forecasted amount of expenses is an estimate based on numerous factors and information available to management as of today, and is subject to change. The actual amount of such expenses could be materially higher or lower than the forecasted amount. The foregoing statements regarding estimates of forecasted future costs and expenses represent forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” At this time, other than providing reasonable estimates and forecasts based on information available to us of what we expect future costs may be in connection with the RECOVER-2 and OLE Trials and certain associated expenses and other future activities needed to continue to develop brilaroxazine, we cannot reasonably estimate the nature, timing, or costs of the efforts necessary to finish developing any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing therapeutics, including the uncertainty of:

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

Results of Operations

Comparison of the years ended December 31, 2023 and 2022 (as restated):

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (as restated):

	Year Ended December 31,		Change	Change
	2023	2022	$	%
		(as restated)
Operating expenses
Research and development	$31,419,817	$22,870,024	8,549,793	37.4%
General and administrative	8,083,819	5,358,734	2,725,085	50.9%
Total operating expenses	39,503,636	28,228,758
Loss from operations	(39,503,636)	(28,228,758)
Loss on remeasurement of warrant liabilities	(239,216)	(194,709)	(44,507)	22.9%
Interest and other income, net	498,964	182,802	316,162	173.0%
Total other income (expense), net	259,748	(11,907)
Loss before provision for income taxes	(39,243,888)	(28,240,665)
Provision for income taxes	(16,949)	(20,777)	(3,828)	(18.4)%
Net loss	$(39,260,837)	$(28,261,442)

Research and Development Expenses

We incurred approximately $31.4 million and $22.9 million in research and development expenses for the years ended December 31, 2023 and 2022 (as restated), respectively. The primary reason for the increase of $8.5 million, or 37%, was attributable to an increase in clinical research and development cost of approximately $5.2 million for our product candidate brilaroxazine. This is coupled with an increase of approximately $1.3 million in stock-based compensation, $1.7 million in salaries and wages, and $0.3 million of consultant fees. Our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General and Administrative Expenses

We incurred approximately $8.1 million and $5.4 million in general and administrative expenses for the years ended December 31, 2023 and 2022, respectively.  The increase of $2.7 million, or 51% was primarily attributable to increases in stock-based compensation of approximately $1.9 million, legal expenses of approximately $0.5 million, and consultant and professional expenses of approximately $0.2 million.

Loss on Remeasurement of Warrant Liabilities

The remeasurement of warrant liabilities loss of $0.2 million for each of the years ended December 31, 2023 and 2022, resulted from the increase in calculated fair value principally as a result of the increase in our stock price.

Interest and Other Income, Net

Interest Income increased primarily due to our moving funds to an interest-bearing account in the final months of fiscal year 2022, coupled with an increase in market interest rates in 2023 as compared to 2022.

Liquidity and Capital Resources

	Year Ended December 31,		Change
	2023	2022	$	%
	(as restated)
Balance Sheet Data:
Cash and cash equivalents	$23,367,456	$18,519,856	4,847,600	26.2%
Working capital	$6,525,371	$8,961,685	(2,436,314)	(27.2)%
Total assets	$23,700,388	$18,923,675	4,776,713	25.2%
Total stockholders' equity	$5,718,716	$8,394,246	(2,675,530)	(31.9)%

Statement of Cash Flow Data:
Net cash used in operating activities	$(28,324,353)	$(18,960,581)	(9,363,772)	49.4%
Net cash provided by financing activities	33,171,953	7,792,493	25,379,460	325.7%
Net increase (decrease) in cash and cash equivalents	$4,847,600	$(11,168,088)	16,015,688	(143.4)%

Capital Resources

As of December 31, 2023, we had cash and cash equivalents of approximately $23.4 million. We believe that we have adequate cash on hand to cover anticipated outlays well into the second quarter of fiscal year 2024, but will need additional fundraising activities and cash on hand during the second quarter of fiscal year 2024. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements are issued. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; and experience any delays or encounter issues with any of the above.

On September 8, 2022, we completed a registered direct offering and concurrent private placement (together, the “September 2022 Offering”). In the registered direct offering, we issued 1,976,285 shares of common stock at a purchase price per share of $2.53, for aggregate gross proceeds to us of approximately $5.0 million, before deducting certain transaction expenses payable by us of approximately $0.7 million. The transaction expenses were netted against the proceeds received and were included in additional paid-in capital. In a concurrent private placement, we issued pre-funded warrants (the “2022 Private Pre-Funded Warrants”) to purchase up to an aggregate of 1,383,399 shares of common stock at a purchase price of $2.5299 pre-funded warrant, for aggregate gross proceeds to us of approximately $3.5 million, before deducting transaction expenses payable by us, which were net against the proceeds received and were included in additional paid-in capital. The 2022 Private Pre-Funded Warrants were immediately exercisable at an exercise price of $0.0001 per share and will expire when the 2022 Private Pre-Funded Warrants are fully exercised. We issued to the investors in the September 2022 Offering warrants to purchase up to 3,359,684 shares of common stock (the “2022 Private Placement Warrants”). The 2022 Private Placement Warrants were immediately exercisable upon issuance at an exercise price of $2.40 per share and will expire on September 8, 2027. The September 2022 Offering resulted in aggregate gross proceeds of approximately $8.5 million before deducting transaction expenses. Net proceeds totaled approximately $7.8 million after deducting transaction costs of $0.7 million.

On November 20, 2023, we completed a registered direct offering (the "November 2023 Offering") priced at the market under Nasdaq rules, of (i) 5,268,294 shares of our common stock, (ii) pre-funded warrants exercisable for an aggregate of up to 585,366 shares of our common stock, and (iii) warrants exercisable for an aggregate of up to 5,853,660 shares of our common stock. The offering price for each share of common stock and accompanying warrant to purchase one share of common stock was $5.125 and the offering price for each pre-funded warrant and accompanying warrant to purchase one share of common stock was $5.1249. The net proceeds to us from the offering were approximately $27.5 million, after deducting agent fees and expenses and other estimated offering expenses payable by us. The investor warrants in the offering have an exercise price of $5.00 per share and expire on November 20, 2028. The pre-funded warrants have an exercise price of $0.0001 and expire when they are fully exercised.

During the year ended December 31, 2023, an aggregate of 302,150 of the 2021 Investor Warrants were exercised for $934,766 in proceeds, resulting in the issuance of 226,610 shares of common stock. In addition, an aggregate of 1,976,285 of the 2022 Private Placement Warrants were exercised for $4,743,084 in proceeds, resulting in the issuance of 1,976,285 shares of common stock.

We obtained financing for certain Director & Officer liability insurance policy premiums from First Insurance Funding (the "Lender"). The total premiums, taxes, and fees financed is $667,500 with an annual percentage interest rate of 8.735%. The Company has repaid the full $667,500 towards the short-term debt, and had no remaining balance, as of December 31, 2023.

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

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was approximately $28.3 million, consisting primarily of a net loss of $39.3 million, partially offset by approximately $3.4 million in stock-based compensation expense, $0.2 million change in the fair value of warrant liabilities, and a change in our operating assets and liabilities totaling $7.3 million.

Net cash used in operating activities for the year ended December 31, 2022 was approximately $19.0 million, consisting primarily of a net loss of $28.3 million (as restated), offset by a change in our operating assets and liabilities totaling $8.9 million and by non-cash charges of $0.4 million. Non-cash charges largely related to the remeasurement of warrant liabilities of approximately $0.2 million and stock-based compensation expense of approximately $0.2 million. The decrease in net operating assets was primarily due to increases in accounts payable, a decrease in prepaid expenses and other current assets and an increase in accrued expenses and other current liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 consists primarily of approximately $27.5 million related to net proceeds from sale of the common stock and warrants and $5.7 million related to proceeds from the exercise of warrants.

Net cash provided by financing activities for the year ended December 31, 2022 consists primarily of approximately $7.8 million related to net proceeds from sale of the common stock and warrants.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the period. Significant items subject to such estimates and assumptions include clinical trial costs, stock-based compensation, warrant values, and deferred taxes and related valuation allowances. Our actual results could differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 3 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to assist stockholders and investors reading the consolidated financial statements in fully understanding and evaluating our financial condition and results of operations.

Clinical Trial Costs

We record clinical trial costs as they are incurred. In addition, we will estimate an amount for accrued research and development expenses as of each reporting date. The amount accrued is determined by reviewing purchase orders, open contracts, reports from the Company’s contract research organization (“CRO”), reconciling payments and invoices and communicating with our personnel and suppliers to identify services that have been performed on our behalf. We also receive milestone and percentage completion reports on the statuses within each active purchase order and contract from our vendors and will estimate the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost.

Our estimated accrued expenses are based on facts and circumstances known to us at that time. We will confirm the accuracy of our estimates with the service providers and adjust if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed, including estimated patient visits not yet reported, estimated costs per patient visit and the average delay in site invoicing in connection with research and development activities for which we have not yet been invoiced.

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

The three levels of the fair value hierarchy under ASC 820 are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

•

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation, as a result of the material weaknesses in internal control over financial reporting and clinical trial expenses described below, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of the material weaknesses described below, based on the results of management’s evaluation, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2023.

There is a material weakness in our internal control activities due to a failure in the design and implementation of our controls to review clinical trial expenses, including the evaluation of the terms of clinical trial contracts. Specifically, we failed to properly review and evaluate progress of expenses incurred in clinical trial contracts resulting in us not properly accruing for clinical trial expenses that were incurred but for which invoices were not yet received. In addition, there is a material weakness in our internal control environment over financial reporting due to insufficient resources including in relation to our financial close and reporting process with appropriate knowledge and expertise to design, implement, document and operate effective internal controls over financial reporting. This material weakness has a pervasive impact and consequently, impacts control activities over all financial statement account balances, classes of transactions, and disclosure.

We are committed to continuing to improve our internal control over financial reporting and the review of our clinical trial expenses. As of the date hereof, we have commenced procedures to remediate the material weaknesses. We will continue to monitor the design and effectiveness of these procedures and controls and make any further changes we determine appropriate.

Notwithstanding the existence of the material weaknesses as described above, we believe that the Consolidated Financial Statements (as restated) in this Annual Report fairly present, in all material respects, our financial position, results of operations, and cash flow as of the dates, and for the periods presented, in conformity with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting because we are currently a non-accelerated filer and are therefore not required to provide an attestation report on our internal control over financial reporting until such time as we are an accelerated filer or large accelerated filer.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal quarter ended December 31, 2023, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our executive officers and directors.

Name	Age	Position
Laxminarayan Bhat	58	President, Chief Executive Officer, and Director
Narayan Prabhu	52	Chief Financial Officer
Parag Saxena	68	Chairman of the Board of Directors
Richard Margolin	73	Director
Purav Patel	41	Director
Les Funtleyder	54	Director

Management

Laxminarayan Bhat - see description below under the heading “Directors.”

Narayan Prabhu joined the Company as Chief Financial Officer in December 2020. Prior to this, from May 2019 to December 2020, Mr. Prabhu had served as an independent consultant providing Interim Chief Financial Officer and Controller services. Mr. Prabhu previously served as the Chief Financial Officer of Sony Biotechnology Inc., a biotechnology company focused on reagents, flow cytometry and spectral imaging from November 2014 to April 2019. From September 2009 to October 2014, Mr. Prabhu served as the M&A Controller at Cisco Systems, Inc. (NASDAQ: CSCO). Mr. Prabhu is a CPA and received his B.S. in Accounting & Finance from Indiana University at Bloomington - Kelley School of Business and MBA from the University of California at Berkeley - Haas School of Business.

Directors

Laxminarayan Bhat is the founder of our Company and has served as our President, Chief Executive Officer and as a member of our board of directors since December 2020. Prior to this, Dr. Bhat served as President, Chief Executive Officer and a director of Old Reviva since its inception in 2006. From 2000 to 2004, Dr. Bhat served as research scientist at XenoPort, Inc., now a part of Arbor Pharmaceuticals, LLC (NYSE: ABR), a public company engaged in the pharmaceuticals business. Dr. Bhat also served as a research scientist, from 2004 to 2006, at ARYx Therapeutics Inc, (previously trading under OTCM: ARYX), a former public company that focused on the development of pharmaceutical products. From 1997 to 2000, Dr. Bhat served as a post-doctoral researcher in the Drug Discovery Program at the Higuchi Biosciences Center, a biomedical research center at the University of Kansas. Dr. Bhat has over 20 years’ experience in drug discovery and development. Dr. Bhat has received a global post-doctoral training at the University of Kansas, USA, the Georg-August-Universität, Göttingen, Germany and the Université du Maine, France. In 1995, he was selected for the Alexander von Humboldt fellowship, an internationally recognized award for young scientists to pursue advanced research in Germany. Dr. Bhat received his Ph.D. in synthetic organic chemistry from the Central University (NEHU), India.

We believe Dr. Bhat’s history as the founder of Reviva and his experience in drug discovery and development qualifies him to serve on our board of directors.

Parag Saxena has served as Chairman of our board of directors since December 2020, and prior to this, served as Chairman of the board of directors of Tenzing since 2018. Mr. Saxena has extensive investment experience in the U.S. and in the Indian subcontinent. Mr. Saxena co-founded private equity investment management firms Vedanta Management LP (or Vedanta) and NSR Advisors in 2006. He is the Managing Partner and Chief Executive Officer of both firms. Previously, he was Chief Executive Officer of INVESCO Private Capital (and its predecessor firms), a venture capital firm in the U.S. During his 23-year tenure, over 300 investments were made, including Amgen, Costco, PictureTel, Polycom, Staples and Starbucks. Mr. Saxena led more than 90 investments for INVESCO Private Capital (and its predecessor firms), a third of which went on to become public companies. These investments include Alkermes, Celgene, Genomic Health, Indigo, Masimo, Transgenomic, Xenon Pharmaceuticals, Amber Networks, ARM Holdings, MetroPCS, and Volterra. Mr. Saxena has served on committees advising the Prime Minister of India on foreign direct investments, and the Planning Commission of India on venture capital. He is a Director of the Indian Institute of Technology, Bombay’s Heritage Fund and was a Trustee of the Bharatiya Vidya Bhavan. He is on the Advisory Board of the Center for Advanced Studies on India at the University of Pennsylvania and is on the Indian Advisory Council and President’s Advisory Council on Biology and Medicine at Brown University. Mr. Saxena was the President of TiE Tri-State (NY, CT, NJ) from 2003 to 2010. He was also on Mayor Bloomberg’s Applied Sciences NYC Advisory Committee. Mr. Saxena received an M.B.A. from the Wharton School of the University of Pennsylvania. He earned a B.Tech. from the Indian Institute of Technology, Bombay and an M.S. in Chemical Engineering from the West Virginia College of Graduate Studies.

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

Richard  Margolin has served as a member of our board of directors since December 2020. Dr. Margolin currently serves as the Chief Medical Officer of TauC3 Biologics Ltd., a privately held British biopharmaceutical company since August 2023, and also served as its Senior Vice President, Translational Sciences and Clinical Development from February 2020 until July 2023. From January 2020 until December 2023, Dr. Margolin served as the Chief Medical Officer of Eikonizo Therapeutics, Inc., a biotechnology company, and he is the Founder and Principal Consultant of CNS Research Solutions LLC, a consulting firm supporting the development of novel therapeutics for CNS disorders since May 2018.. From December 2016 to April 2018, Dr. Margolin served as Executive Director, Internal Medicine Research Unit at Pfizer, Inc. (NYSE: PFE), a publicly-traded pharmaceutical company. From November 2013 to December 2016, Dr. Margolin served as the Vice President, Clinical Development at CereSpir, Inc., a biotechnology company. Previously, he held positions in two major pharmaceutical companies, and earlier in his career he held leadership positions in psychiatry departments of two major U.S. medical schools. Dr. Margolin earned his AB from Harvard College and his MD from the University of California, Irvine and received research training at the National Institutes of Health.

We believe Dr. Margolin’s 30 years of experience in pharmaceutical research and development qualifies him to serve on our board of directors.

Purav Patel has served as a member of our board of directors since December 2020. Prior to this, Mr. Patel served as a director of Old Reviva since May 2017. Mr. Patel has also been Founder and Managing Partner of Buena Vista Fund I, a company engaged in the business of startup investments since 2014. Mr. Patel has over 17 years of experience in business operations and scaling startups. Mr. Patel serves on the board of directors of Pratham, a charitable organization with the mission to vastly improve the quality of education for underprivileged children and youth across India. Mr. Patel holds a Bachelor’s Degree in Biology and Business from the University of Texas. Mr. Patel is skilled at financial analysis, business operations and fundraising.

We believe Mr. Patel’s 15 years of knowledge of Reviva’s history, team, investors and product candidates qualifies him to serve on our board of directors.

Committees of the Board of Directors

Our board of directors has an audit committee, compensation committee and nominating and corporate governance committee. All of the committees comply with all applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations as further described below. The responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by the board of directors.

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

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing legal and regulatory compliance matters, including review of notifications from our CEO of any cybersecurity incidents (suspected or actual) and review of cybersecurity risk mitigation activities as appropriate;

●	reviewing our policies on and oversees risk assessment and risk management, including enterprise risk management; and

●	reviewing the adequacy and effectiveness of internal control policies and procedures and our disclosure controls and procedures.

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

Insider Trading Policy

We have adopted a Statement of Company Policy on Insider Trading and Policy Regarding Special Trading Procedures that governs the purchase, sale and/or other dispositions of the Company’s securities by our directors, officers and employees, as well as their immediate family members and entities controlled by them, and that is designed to promote compliance with insider trading laws, rules and regulations.

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

As we are currently a “smaller reporting company”, we have opted to comply with the scaled down disclosure rules applicable to a “smaller reporting company”, as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than the principal executive officer, whose total compensation for 2023 exceeded $100,000 and who were serving as executive officers as of December 31, 2023, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing clause (ii) but for the fact that the individual was not serving as an executive officer as of December 31, 2023. We refer to these individuals as “named executive officers.” Our named executive officers for the year ended December 31, 2023 were:

●	Laxminarayan Bhat, our Chief Executive Officer and President; and

●	Narayan Prabhu, our Chief Financial Officer.

2023 Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our named executive officers during the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($) (1)	All other compensation ($)	Total ($)
Laxminarayan Bhat, PhD (2)	2023	450,000	(4)	2,157,247	—	2,607,247
Chief Executive Officer and President	2022	400,000	160,000	—	—	560,000

Narayan Prabhu (3)	2023	325,000	(4)	827,838	—	1,152,838
Chief Financial Officer	2022	275,000	137,500	—	—	412,500

(1) Amounts reflect the grant date fair value of option awards granted in 2023 and 2022 in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 5 to our Consolidated Financial Statements included in this report. These amounts do not correspond to the actual value that may be received by the named executive officers if the stock options are exercised.

(2) Laxminarayan Bhat has served as Chief Executive Officer and President since the formation of Old Reviva in May 2006.

(3) Narayan Prabhu began serving as our Chief Financial Officer on December 14, 2020.

(4) As of the date of filing of this Annual Report on Form 10-K, the amount of bonus for fiscal 2023 has not yet been determined. The actual amount of bonus is expected to be determined during the second quarter of 2024.

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

Simultaneously with the execution of the Merger Agreement, Dr. Bhat entered into non-competition and non-solicitation agreement (the “Non-Competition Agreement”), which became effective on December 14, 2020, pursuant to which Dr. Bhat agreed not to compete with Tenzing, Reviva and their respective affiliates during the three (3) year period following the Closing in North America, Europe or India or in any other markets in which Tenzing and Reviva are engaged. Dr. Bhat also agreed that during such three (3) year restricted period to not solicit employees or customers of such entities. The Non-Competition Agreement also contains customary confidential and mutual non-disparagement provisions.

On February 8, 2023, our compensation committee (i) awarded Dr. Bhat a $160,000 bonus for 2022, representing 40% of his then-current base salary, (ii) set Dr. Bhat’s new base salary for 2023 at $450,000, effective as of January 1, 2023, and (iii) determined that Dr. Bhat is eligible to receive a 2023 bonus at a target level of 50% of his then-current base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee. On April 25, 2023, our compensation committee awarded Dr. Bhat an option to purchase 443,000 shares of our common stock at an exercise price of $6.74 per share, based on the closing price of our common stock on the grant date in accordance with the terms of our 2020 Equity Incentive Plan. The option was immediately vested as to 50% of the shares subject thereto on the grant date, and provides for vesting as to an additional 1.389% of the shares subject thereto on the last day of each month thereafter.

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

In addition, Mr. Prabhu is eligible for a discretionary bonus. Pursuant to the Prabhu Offer Letter, subject to approval by the board of directors, Mr. Prabhu was granted a stock option to purchase up to fifty thousand (50,000) shares of our common stock pursuant to our Reviva Pharmaceuticals Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”) on April 14, 2021. Pursuant to the terms of the Prabhu Offer Letter, Mr. Prabhu is also eligible to receive, from time to time, equity awards under our 2020 Equity Incentive Plan, or any other equity incentive plan that we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors, or a committee thereof, in their discretion.

On February 8, 2023, our compensation committee (i) awarded Mr. Prabhu a $137,500 bonus for 2022, representing 50% of his then-current base salary (and taking into account that no bonus was paid to Mr. Prabhu for 2021), (ii) set Mr. Prabhu’s new base salary for 2023 at $325,000, effective as of January 1, 2023, and (iii) determined that Mr. Prabhu is eligible to receive a 2023 bonus at a target level of 41% of his then-current base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee. On April 25, 2023, our compensation committee awarded Mr. Prabhu an option to purchase 170,000 shares of our common stock at an exercise price of $6.74 per share, based on the closing price of our common stock on the grant date in accordance with the terms of our 2020 Equity Incentive Plan. The option was immediately vested as to 50% of the shares subject thereto on the grant date, and provides for vesting as to an additional 1.389% of the shares subject thereto on the last day of each month thereafter.

Outstanding Equity Awards at Fiscal Year-End — 2023

The following table summarizes, for each of the named executive officers, the number of shares of our common stock underlying outstanding stock options held as of December 31, 2023.

	Option Awards
	Number of securities underlying unexercised options			Option exercise price ($)	Option expiration date
Name	Exerciseable	Unexerciseable

Laxminarayan Bhat, PhD (CEO)	276,877	166,123	(1)	$6.74	04/24/2033

	37,500	12,500	(2)	$4.30	April 13, 2031
Narayan Prabhu (CFO)	106,249	63,751	(1)	$6.74	April 24, 2033

(1)

Represents options to purchase shares of our common stock granted on April 25, 2023 with an exercise price of $6.74 per share. The shares underlying the option vest starting April 25, 2023 with 50% vesting immediately on April 25, 2023, then straight-line on a monthly basis over the following 36 months from April 2023 to March 2026. The award was made pursuant to the 2020 Equity Incentive Plan.

(2)

Represents options to purchase shares of our common stock granted on April 14, 2021 with an exercise price of $4.30 per share. The shares underlying the option vest starting December 2020 with 25% after a one-year cliff in December 2021, then straight-line on a monthly basis over the following 36 months from January 2022 to December 2023. The award was made pursuant to the 2020 Equity Incentive Plan.

Director Compensation

The following table sets forth information concerning the compensation paid to certain of our non-employee directors during 2023.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Les Funtleyder	51,250	—	36,760	(2)	—	—	—	88,010
Richard Margolin	45,000	—	36,760	(3)	—	—	—	81,760
Purav Patel	53,750	—	36,760	(4)	—	—	—	90,510
Parag Saxena	70,250	—	36,760	(5)	—	—	—	107,010

(1)

Amounts reflect the aggregate grant date fair value of each stock option granted in 2023 in accordance with the Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 5 to our Consolidated Financial Statements included in this report. These amounts do not correspond to the actual value that may be received by the directors if the stock options are exercised.

(2)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Mr. Funtleyder were 8,200.

(3)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Dr. Margolin were 8,200.

(4)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Mr. Patel were 8,200.

(5)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2023 held by Mr. Saxena were 8,200.

Non-Employee Director Compensation

On the recommendation of our compensation committee, on June 15, 2021, our board of directors approved a non-employee director compensation policy (the “Non-Employee Director Compensation Policy”). On February 10, 2023, our compensation committee approved certain amendments to equity compensation provisions of the policy (the “February 2023 Amendments”), providing that going forward the equity compensation component of the policy shall consist of equity grants of fixed quantities of shares in lieu of grants determined by reference to a dollar value of shares, as described below. The Non-Employee Director Compensation Policy provides for the following compensation:

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

●

Each non-employee director sitting on our audit committee is entitled to receive an annual cash retainer fee of $7,500, except that the Chairman of our audit committee is entitled to receive an annual cash retainer fee of $15,000;

●

Each non-employee director sitting on our compensation committee is entitled to receive an annual cash retainer fee of $5,000, except that the Chairman of our compensation committee is entitled to receive an annual cash retainer fee of $10,000;

●

Each non-employee director sitting on our nominating and corporate governance committee is entitled to receive an annual cash retainer fee of $3,750, except that the Chairman of our nominating and corporate governance committee is entitled to receive an annual cash retainer fee of $7,750; and

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

2020 Equity Incentive Plan

On December 14, 2020, the 2020 Equity Incentive Plan became effective. The general purpose of the 2020 Equity Incentive Plan is to provide a means whereby employees, officers, directors, consultants, advisors or other individual service providers may develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to us, thereby advancing our interests and the interests of our stockholders.

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

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)(3)
Equity compensation plans approved by security holders (1)	1,580,574	(2)	$6.51	1,004,263	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	1,580,574		$6.51	1,004,263

(1)	The amounts shown in this row include securities under the 2006 Equity Incentive Plan and the 2020 Equity Incentive Plan.
(2)

Includes 16,747 and 1,563,827 shares of common stock issuable upon exercise of outstanding options pursuant to the 2006 Equity Incentive Plan and 2020 Equity Incentive Plan, respectively, as of December 31, 2023.

(3)

In accordance with the “evergreen” provision in our 2020 Equity Incentive Plan, an additional 2,791,856 shares were automatically made available for issuance on the first day of 2024, which represents 10% of the number of shares of the Company’s common stock outstanding on December 31, 2023; these shares are excluded from this calculation as such shares were not available for issuance under the 2020 Equity Incentive Plan at year-end 2023 and did not become so available until the first day of 2024.

(4)	Includes 0 and 1,004,263 shares of common stock available for issuance under the 2006 Equity Incentive Plan and 2020 Equity Incentive Plan, respectively, as of December 31, 2023.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company on March 29, 2024, by:

●	each person known by the Company to be, or expected to be, the beneficial owner of more than 5% of shares of the Company’s Common Stock;

●	each of the Company’s named executive officers and directors; and

●	all directors and current executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership of the common stock of the Company is based on 27,918,560 shares of common stock issued and outstanding as of March 11, 2024.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Named Executive Officers and Directors (1)
Laxminarayan Bhat (2)	2,893,914	10.22%
Les Funtleyder (3)	13,200	*
Richard Margolin (4)	13,200	*
Purav Patel (5)	84,652	*
Narayan Prabhu (6)	260,762	*
Parag Saxena (7) (8)	6,251,606	19.62%
All Directors and Executive Officers as a Group (six persons)	9,517,334	31.16%

Greater than Five Percent Holders:
Tang Capital Partners, L.P. (9)	3,098,616	9.99%
Armistice Capital, LLC (10)	1,764,000	6.32%

* Less than one percent.

(1)	The business address of each of the officers and directors is c/o Reviva Pharmaceuticals Holdings, Inc., 10080 N. Wolfe Road, Suite SW3-200, Cupertino, CA 95014.
(2)

Includes (a) 301,489 shares of common stock issuable upon the exercise of stock options held by Dr. Bhat that are exercisable or will be exercisable within 60 days of March 29, 2024, (b) 5,388 shares of common stock held by Dr. Bhat’s spouse and (c) 108,181 shares of common stock issuable upon the exercise of options held by Dr. Bhat’s spouse, that are exercisable or will be exercisable within 60 days of March 29, 2024.

(3)

Includes 13,200 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 29, 2024. Does not include 8,200 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 29, 2024.

(4)

Includes 13,200 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 29, 2024. Does not include 8,200 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 29, 2024.

(5)

Includes 24,937 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 29, 2024. Does not include 11,690 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 29, 2024.

(6)

Includes 160,762 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 29, 2024. Does not include 59,238 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 29, 2024.

(7)	Based on the information provided in the Schedule 13D/A filed with the SEC on November 30, 2023 by Mr. Saxena with respect to himself, Vedanta Associates, L.P., Beta Operators Fund, L.P., Vedanta Associates-R, L.P. and Vedanta Partners, LLC. Includes (a) 99,539 shares held by Vedanta Associates, L.P. (b) 399,000 shares held by Beta Operators Fund, L.P., (c) 931,000 shares held by Vedanta Associates-R, L.P., (d) 869,565 shares of common stock issuable upon the exercise of pre-funded warrants held by Beta Operators Fund, L.P., (e) 513,834 shares of common stock issuable upon the exercise of pre-funded warrants held by Vedanta Associates-R, L.P., (f) 585,366 shares of common stock issuable upon exercise of pre-funded warrants held by Vedanta R2 Partners, LP (“Vedanta R2”), (g) 869,565 shares of shares of common stock issuable upon the exercise of warrants held by Beta Operators Fund, L.P., (h) 513,834 shares of common stock issuable upon the exercise of warrants held by Vedanta Associates-R, L.P., (i) 585,366 shares of common stock issuable upon exercise of warrants held by Vedanta R2, and (j) 13,200 shares of common stock issuable upon the exercise of stock options held by Mr. Saxena that are exercisable or will be exercisable within 60 days of March 29, 2024. Vedanta Partners, LLC is the general partner of Vedanta Associates, L.P. and Vedanta Associates-R, L.P. Vedanta Associates, L.P. is the general partner of Beta Operators Fund, L.P. and Vedanta R2. Vedanta Partners, LLC has voting and dispositive power over the securities held by Vedanta Associates, L.P. and Vedanta Associates-R, L.P. Vedanta Associates, L.P. has voting and dispositive power over securities held by Beta Operators Fund L.P. and Vedanta R2. Parag Saxena is the majority member of Vedanta Partners, LLC and controls Vedanta Partners, LLC, Vedanta Associates-R, L.P., Beta Operators Fund, L.P. and Vedanta R2, and may be deemed to be the beneficial owner of such securities. Mr. Saxena, however, disclaims beneficial ownership over any securities owned by Vedanta Associates, L.P., Vedanta Associates-R, L.P., Beta Operators Fund, L.P. and Vedanta R2 in which he does not have any pecuniary interest. Does not include (a) 299,250 shares of common stock issuable upon the exercise of 399,000 warrants held by Beta Operators Fund, L.P. which are subject to a 4.99% beneficial ownership limitation blocker, (b) 698,250 shares of common stock issuable upon the exercise of 931,000 warrants held by Vedanta Associates-R, L.P. which are subject to a 4.99% beneficial ownership limitation blocker, or (c) 8,200 shares of common stock issuable upon the exercise of stock options held by Mr. Saxena that are not exercisable within 60 days of March 29, 2024.
(8)

The business address of Vedanta Associates, L.P., Beta Operators Fund, L.P., Vedanta Associates-R, L.P. and Vedanta Partners, LLC is c/o Vedanta Partners, LLC, 250 West 55th Street, New York, New York 10019.

(9)

Based on the information provided in the Schedule 13G/A filed with the SEC on February 14, 2024 by Tang Capital Partners, L.P. with respect to itself, Tang Capital Management, LLC and Kevin Tang. Includes 3,098,616 shares of common stock issuable upon the exercise of warrants held by Tang Capital Partners, L.P.. The exercise of the warrants are subject to a 9.99% beneficial ownership limitation blocker which the holder has elected. The amounts and percentages in the table give effect to the beneficial ownership limitation. Tang Capital Management, LLC is the general partner of Tang Capital Partners, L.P. and has voting and dispositive power over the securities held by Tang Capital Partners, L.P. Kevin Tang is the manager of Tang Capital Management, LLC. The address for Tang Capital Partners, L.P., Tang Capital Management, LLC and Kevin Tang is 4747 Executive Drive, Suite 210, San Diego, CA 92121. Does not include 301,359 shares of common stock issuable upon the exercise of warrants held by Tang Capital Partners, L.P. which are subject to a 9.99% beneficial ownership limitation blocker.

(10)

Based on the information provided in the Schedule 13G filed with the SEC on February 14, 2024 by Armistice Capital, LLC (“Armistice”) with respect to itself and Steven Boyd. Includes 1,764,000 shares of common stock beneficially owned by Armistice, the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of such shares. Pursuant to an Investment Management Agreement, Armistice exercises voting and investment power over the shares held by the Master Fund and thus may be deemed to beneficially own such shares. Mr. Boyd, as the managing member of Armistice, may be deemed to beneficially own the shares held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Company directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice. The address for Armistice and Steven Boyd is 510 Madison Avenue, 7th Floor, New York, New York, 10022.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since January 1, 2022, to which we or Tenzing have been a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of our average total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the section entitled “Executive Compensation.”

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

Employment

Reviva employs Seema R. Bhat, the spouse of Laxminarayan Bhat, the Company’s Chief Executive Officer, as its Vice President for Program & Portfolio Management, pursuant to an Offer Letter dated March 1, 2011 (the “Bhat 2011 Offer Letter”). In October 2015, Ms. Bhat entered into a letter agreement with Old Reviva pursuant to which Ms. Bhat agreed to a reduction in her base annual salary to $30,000 for an indefinite period of time. Effective since October 2018, Ms. Bhat had agreed to defer her entire salary, without interest. Effective as of October 2, 2020, 35,385 shares of Old Reviva common stock were issued to Ms. Bhat in full satisfaction of the entire deferred salary balance owed to Ms. Bhat, pursuant to a Stock Issuance Agreement and Release.

On June 16, 2021, the Company entered into an Employment Letter with Ms. Bhat (the “Bhat 2021 Employment Letter”), which supersedes the Bhat 2011 Offer Letter. The Bhat 2021 Employment Letter provides for Ms. Bhat to continue to serve as our Vice President for Program & Portfolio Management reporting to our Chief Executive Officer or our Board and provides for an annual base salary of $277,000, retroactive to December 15, 2020 (the day following the Business Combination). Under the Bhat 2021 Employment Letter, Ms. Bhat is eligible for annual bonuses in the discretion of our Board. The Bhat 2021 Employment Letter provides that to receive any bonus, Ms. Bhat must be employed by the Company at the time of payment. The Bhat 2021 Employment Letter provides that Ms. Bhat may also receive, in the discretion of our Board, equity awards under the Company’s 2020 Equity Incentive Plan or any other equity incentive plan that the Company may adopt in the future. The Bhat 2021 Employment Letter contains customary confidentiality and assignment of inventions provisions. On February 8, 2023, our compensation committee (i) awarded Ms. Bhat a $83,100 bonus for 2022, representing 30% of her then-current base salary, (ii) set Ms. Bhat’s new base salary for 2023 at $310,000, effective as of January 1, 2023, and (iii) determined that Ms. Bhat is eligible to receive a 2023 bonus at a target level of 32% of her then-current base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee. On April 25, 2023, our compensation committee awarded Ms. Bhat an option to purchase 150,000 shares of our common stock at an exercise price of $6.74 per share, based on the closing price of our common stock on the grant date in accordance with the terms of our 2020 Equity Incentive Plan. The option was immediately vested as to 50% of the shares subject thereto on the grant date, and provides for vesting as to an additional 1.389% of the shares subject thereto on the last day of each month thereafter.

Effective since April 2019, Dr. Bhat had agreed to the deferral of his past salary as necessary, without interest. Effective as of October 2, 2020, 132,506 shares of Old Reviva common stock were issued to Dr. Bhat in full satisfaction of the entire deferred salary balance owed to Dr. Bhat, pursuant to a Stock Issuance Agreement and Release.

Participation in 2022 Offering

Vedanta Associates, LP (“VA”), an affiliate of Parag Saxena, the Chairman of our board of directors, or one or more accounts affiliated with VA (such funds or accounts, together with VA, the “Vedanta Accounts”) purchased an aggregate of $3,499,861.13 in Private Pre-Funded Warrants and Private Placement Warrants in a private placement which was completed in September 2022. The placement agent received the same commission on the securities purchased by the Vedanta Accounts as they did from any other securities sold to other investors in the offering.

Participation in 2023 Offering

Vedanta R2 Partners, LP (“Vedanta R2”), an investment vehicle managed by certain affiliates of Parag Saxena, the Chairman of our board of directors, of which VA is the general partner, purchased an aggregate of $3,000,000.75 in pre-funded warrants and common warrants in a registered direct offering which was completed in November 2023. The placement agent received the same commission on the securities purchased by Vedanta R2 as they did from any other securities sold to other investors in the offering.

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

Policies and Procedures for Related Party Transactions:

Our board of directors has adopted a written policy, available on our website, which provides that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, any members of the immediate family of any of the foregoing persons and any firms, corporations or other entities in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest (collectively “related parties”), are not permitted to enter into a transaction with our Company without the prior consent of the our board of directors acting through the audit committee or, in certain circumstances, the chairman of the audit committee. Any request for the Company to enter into a transaction with a related party, in which the amount involved exceeds $100,000 and such related party would have a direct or indirect interest must first be presented to the audit committee, or in certain circumstances the chairman of the audit committee, for review, consideration and approval. In approving or rejecting any such proposal, the audit committee, or the chairman of the audit committee, is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the benefits to us, the availability of other sources of comparable products or services and the extent of the related party’s interest in the transaction.

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

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid to the Company’s Principal Independent Registered Public Accounting Firm for Fiscal Years 2023 and 2022

The following table summarizes the fees for professional services provided by Moss Adams LLP (“Moss Adams”), our principal accountant, for audit services provided for, and other services provided in, the year ended December 31, 2023:

Year ended December 31, 2023
Audit Fees(1)	$327,256
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$327,256

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and services that are normally provided by our principal independent registered public accounting firm for the respective fiscal year in connection with regulatory filings or engagements.

The following table summarizes the fees for professional services provided by Armanino LLP (“Armanino”), our previous principal accountant, for audit services provided for, and other services provided in, the year ended December 31, 2022 and 2023:

	Year ended December 31, 2023	Year ended December 31, 2022
Audit Fees(1)	$115,178	$233,911
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$115,178	$233,911

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our principal independent registered public accounting firm for the respective fiscal year in connection with regulatory filings or engagements.

Auditor Independence

In our fiscal year ended December 31, 2023, there were no other professional services provided by Moss Adams that would have required our audit committee to consider their compatibility with maintaining the independence of Moss Adams.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm.  Under this policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence.  All fees paid to Moss Adams, for our fiscal year ended December 31, 2023, and to Armanino, for our fiscal year ended December 31, 2022, were pre-approved by our audit committee.

PART IV

Item 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements

The financial statements and related notes, together with the reports of Moss Adams LLP and Armanino LLP appear at pages F-2 through F-25 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

4.9	Form of Private Pre-Funded Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on September 7, 2022, and incorporated herein by reference).

4.10	Form of Private Placement Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on September 7, 2022, and incorporated herein by reference).

4.11	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on November 17, 2023, and incorporated herein by reference).

4.12	Form of Common Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on November 17, 2023, and incorporated herein by reference).

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

10.6#	Form of Indemnification Agreement (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

10.7#	Saxena Indemnification Agreement (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

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

10.10#

Reviva Pharmaceuticals Holdings, Inc. 2020 Equity Incentive Plan (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

10.11#	Form of Incentive Stock Option Grant Agreement (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

10.12#	Form of Nonqualified Stock Option Grant Agreement (filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

10.13#	Reviva Pharmaceuticals, Inc. 2006 Equity Incentive Plan (filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

10.14#

First Amendment to Reviva Pharmaceuticals, Inc. 2006 Equity Incentive Plan (filed as Exhibit 10.17 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

10.15#	Form of Assumed Option (filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

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

10.20

Registration Rights Agreement, dated as of August 20, 2018, by and among Tenzing, the Sponsor, Maxim and the holders party thereto (filed as Exhibit 10.2 to the Company’s Form 8-K filed on August 24, 2018, and incorporated herein by reference).

10.21

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

10.24

Investment Management Trust Agreement, dated August 20, 2018, by and between Tenzing and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of Tenzing’s Form 8-K (File No. 001-38634), filed with the SEC on August 24, 2018).

10.25	Securities Purchase Agreement between Tenzing and Tenzing LLC (incorporated by reference to Exhibit 10.4 of Tenzing's Form S-1 (File No. 333-226263), filed with the SEC on July 20, 2018).

10.26

Form of Amended and Restated Unit Purchase Agreement between Tenzing and the Sponsor (incorporated by reference to Exhibit 10.4 of Tenzing’s Form S-1 (File No. 333-226263), filed with the SEC on August 16, 2018).

10.27	Form of Unit Purchase Agreement between Tenzing and Maxim Group LLC (incorporated by reference to Exhibit 10.7 of Tenzing’s Form S-1 (File No. 333-226263), filed with the SEC on August 16, 2018).

10.28

Promissory Note, dated February 10, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 14, 2020, and incorporated herein by reference).

10.29	Promissory Note, dated May 21, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

10.30	Promissory Note, dated July 24, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 29, 2020, and incorporated herein by reference).

10.31

Promissory Note, dated August 18, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 18, 2020, and incorporated herein by reference).

10.32

Promissory Note, dated September 24, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2020, and incorporated herein by reference).

10.33

Promissory Note, dated November 12, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2020, and incorporated herein by reference).

10.34

Form of Securities Purchase Agreement, dated September 6, 2022, by and between the Company and the Institutional Investor (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2022, and incorporated herein by reference).

10.35

Form of Securities Purchase Agreement, dated September 6, 2022, by and between the Company and the Private Placement Entities (filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 7, 2022, and incorporated herein by reference).

10.36

Placement Agency Agreement, dated September 6, 2022, by and between the Company and the Placement Agent (filed as Exhibit 10.3 to the Company’s Form 8-K filed on September 7, 2022, and incorporated herein by reference).

10.37

Form of Securities Purchase Agreement, dated November 15, 2023, by and between the Company and the Purchasers (filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 17, 2023, and incorporated herein by reference).

16.1	Letter of Armanino LLP to the Securities and Exchange Commission, dated July 24, 2023 (filed as Exhibit 16.1 to the Company’s Form 8-K filed on July 24, 2023, and incorporated herein by reference).

16.2

Letter of Armanino LLP to the Securities and Exchange Commission, dated October 4, 2023 (filed as Exhibit 16.1 to the Company’s Form 8-K filed on October 4, 2023, and incorporated herein by reference).

16.3

Letter of Armanino LLP to the Securities and Exchange Commission, dated November 14, 2023 (filed as Exhibit 16.1 to the Company’s Form 8-K/A filed on November 14, 2023, and incorporated herein by reference).

21.1	List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Armanino LLP.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97.1*	Reviva Pharmaceuticals Holdings, Inc. Compensation Recovery Policy.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

++	Certain information in this exhibit has been omitted pursuant to Item 601(a)(6) of Regulation S-K.

#	Indicates management contract or compensatory plan.

Item 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reviva Pharmaceuticals Holdings, Inc.
(Registrant)

Date: April 15, 2024	By: /s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2024	By: /s/ Narayan Prabhu
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

Signature	Title	Date

/s/ Laxminarayan Bhat	Chief Executive Officer and Director	April 15, 2024
Laxminarayan Bhat	(Principal Executive Officer)

/s/ Narayan Prabhu	Chief Financial Officer	April 15, 2024
Narayan Prabhu	(Principal Financial and Accounting Officer)

/s/ Parag Saxena	Chairman of the Board	April 15, 2024
Parag Saxena

/s/ Richard Margolin	Director	April 15, 2024
Richard Margolin

/s/ Purav Patel	Director	April 15, 2024
Purav Patel

/s/ Les Funtleyder	Director	April 15, 2024
Les Funtleyder

REVIVA PHARMACEUTICALS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Reviva Pharmaceuticals Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Reviva Pharmaceuticals Holdings, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Clinical Expenses

The amount accrued for clinical expenses was $12.0 million as of December 31, 2023. As described in Note 3 to the consolidated financial statements, the Company enters into contracts with contract research organizations to conduct clinical services on their behalf. The Company records costs relating to clinical services as they are incurred. The Company records accruals for estimated ongoing research and development costs. The Company determines the amount accrued each period end by reviewing purchase orders, open contracts, reports from the Company’s contract research organization, reconciling payments and invoices and communicating with the Company’s personnel and suppliers to identify services that have been performed on the Company’s behalf. The Company also receives milestone and percentage completion reports on the statuses within each active purchase order and contract from the Company’s vendors and will estimate the level of service performed and the associated cost incurred for the services when it has not yet been invoiced or otherwise notified of the actual cost, which requires management judgment in estimating such amounts.

We identified the auditing of the estimate for accrued clinical expenses as of December 31, 2023, as a critical audit matter. The Company’s determination of the accounting estimates included in the accrual for clinical trial costs requires management judgment, which in turn led to especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

●	Testing management’s process for determining the estimate for accrued clinical expenses, including:
o	Obtaining an understanding of the terms and conditions included in a selection of the Company’s site agreements and contracts with the contract research organization.
o	Evaluating management’s methodology to estimate the amounts incurred for clinical services.
o

Evaluating the reasonableness of the significant assumptions used by management including estimated patient site visits not yet reported, average site visit costs and average delay in site invoicing, including, but not limited to the following:

■	Performing inquiries with the Company’s operations personnel overseeing the clinical trials to corroborate management’s assumptions regarding the progress and status of a selection of clinical trials.
■	Obtaining information of estimated costs incurred directly from the Company’s contract research organization.
■	Evaluating the sensitivity of the significant assumptions to change.
o	Testing the completeness, accuracy, and relevance of the underlying data from the Company’s contract research organization reports used by management.
o	Testing the mathematical accuracy of the calculations used in the estimate.

/s/ Moss Adams LLP

San Francisco, California

April 15, 2024

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Reviva Pharmaceuticals Holdings, Inc.

Cupertino, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Reviva Pharmaceuticals Holdings, Inc. (the "Company") as of December 31, 2022, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the consolidated results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2022 consolidated financial statements to correct misstatements.

Going Concern

The 2022 consolidated financial statements were prepared assuming that the Company would continue as a going concern. As of December 31, 2022, the Company had suffered recurring losses from operations, incurred negative cash flows from operating activities, and had stated that substantial doubt exists about the Company’s ability to continue as a going concern. The 2022 consolidated financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

/s/ ArmaninoLLP
San Ramon, California

March 30, 2023, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements, as to which the date is April 15, 2024

We began serving as the Company's auditor in 2016. In 2023, we became the predecessor auditor.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022 (as restated)
Assets
Cash and cash equivalents	$23,367,456	$18,519,856
Prepaid expenses and other current assets	332,932	403,819

Total Assets	$23,700,388	$18,923,675

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$3,849,108	$3,520,271
Accrued clinical expenses	11,966,812	5,578,374
Accrued compensation	958,607	564,646
Other accrued liabilities	400,490	298,699
Total current liabilities	17,175,017	9,961,990
Warrant liabilities	806,655	567,439
Total Liabilities	17,981,672	10,529,429

Commitments and contingencies (Note 7)

Stockholders' Equity
Common stock, par value of $0.0001; 115,000,000 shares authorized; 27,918,560 and 20,447,371 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2,792	2,045
Preferred Stock, par value of $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2023 and 2022	—	—
Additional paid-in capital	140,070,172	103,485,612
Accumulated deficit	(134,354,248)	(95,093,411)
Total stockholders' equity	5,718,716	8,394,246

Total Liabilities and Stockholders' Equity	$23,700,388	$18,923,675

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022 (as restated)
Operating expenses
Research and development	$31,419,817	$22,870,024
General and administrative	8,083,819	5,358,734
Total operating expenses	39,503,636	28,228,758
Loss from operations	(39,503,636)	(28,228,758)
Other income (expense)
Loss on remeasurement of warrant liabilities	(239,216)	(194,709)
Interest and other income, net	498,964	182,802
Total other income (expense), net	259,748	(11,907)
Loss before provision for income taxes	(39,243,888)	(28,240,665)
Provision for income taxes	(16,949)	(20,777)
Net loss	$(39,260,837)	$(28,261,442)

Net loss per share:
Basic and diluted	$(1.65)	$(1.45)

Weighted average shares outstanding
Basic and diluted	23,798,203	19,516,479

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2023 and 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit (as restated)	Equity (as restated)
Balance at December 31, 2021	14,433,286	$1,443	$95,516,986	$(66,831,969)	$28,686,460
Common stock issued in connection with warrant exercises	4,037,800	404	18,562	—	18,966
Issuance of common stock and warrants in offering, net of transaction costs	1,976,285	198	7,773,329	—	7,773,527
Stock-based compensation expense	—	—	176,735	—	176,735
Net loss (as restated)	—	—	—	(28,261,442)	(28,261,442)
Balance at December 31, 2022 (as restated)	20,447,371	$2,045	$103,485,612	$(95,093,411)	$8,394,246
Common stock issued in connection with warrant exercises	2,202,895	220	5,677,630	—	5,677,850
Issuance of common stock and warrants in offering, net of transaction costs	5,268,294	527	27,493,576	—	27,494,103
Stock-based compensation expense	—	—	3,413,354	—	3,413,354
Net loss	—	—	—	(39,260,837)	(39,260,837)
Balance at December 31, 2023	27,918,560	$2,792	$140,070,172	$(134,354,248)	$5,718,716

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022 (as restated)
Cash flows from operating activities
Net loss	$(39,260,837)	$(28,261,442)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	239,216	194,709
Stock-based compensation expense	3,413,354	176,735
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	70,887	1,312,238
Accounts payable	328,837	3,010,688
Accrued expenses and other current liabilities	6,884,190	4,606,491
Net cash used in operating activities	(28,324,353)	(18,960,581)
Cash flows from financing activities
Proceeds from issuance of short-term debt	667,500	—
Repayment of short-term debt	(667,500)	—
Proceeds from issuance common stock and warrants in offering, net	27,494,103	7,773,527
Proceeds from exercise of warrants	5,677,850	18,966
Net cash provided by financing activities	33,171,953	7,792,493

Net increase (decrease) in cash and cash equivalents	4,847,600	(11,168,088)
Cash and cash equivalents, beginning of year	18,519,856	29,687,944
Cash and cash equivalents, end of year	$23,367,456	$18,519,856

Supplemental disclosures of cash flow information:
Cash paid for taxes	$19,754	$16,484
Cash paid for interest	$30,622	$—

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

1.   ORGANIZATION AND NATURE OF OPERATIONS

On December 14, 2020, Reviva Pharmaceuticals Holdings, Inc. (the “Company”), a Delaware corporation and the successor by re-domiciliation to Tenzing Acquisition Corp. (“Tenzing”), a British Virgin Islands exempted company, Tenzing Merger Subsidiary Inc., a Delaware corporation and wholly-owned subsidiary of Tenzing (“Merger Sub”), and Reviva Pharmaceuticals, Inc., a Delaware corporation (together with its consolidated subsidiary), consummated a business combination (the “Business Combination”) through the merger of Merger Sub with and into Reviva Pharmaceuticals, Inc. (the "Merger"), in accordance with the Agreement and Plan of Merger, dated as of July 20, 2020 (the “Merger Agreement”), by and among Tenzing, Merger Sub, Reviva Pharmaceuticals, Inc., and the other parties thereto. Pursuant to the Merger Agreement, at the effective time of the Merger, Merger Sub merged with and into Reviva Pharmaceuticals, Inc., with Reviva Pharmaceuticals, Inc. as the surviving company in the Merger and, after giving effect to such Merger, Reviva Pharmaceuticals, Inc. becoming a wholly-owned subsidiary of Reviva Pharmaceuticals Holdings, Inc. In these notes to the audited consolidated financial statements, unless otherwise specified or the context indicates otherwise, references to the “Company,” “Reviva,” “we,” “us” and “our” refer to Reviva Pharmaceuticals Holdings, Inc. and its consolidated subsidiary.

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

2.   RESTATEMENT OF PREVIOUSLY ISSUED ANNUAL CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

As further described below, (i) our audited consolidated financial statements for the fiscal year ended December 31, 2022, and (ii) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2023, consisting of the quarters ended March 31, 2023, June 30, 2023, September 30, 2023; and (iii) our unaudited consolidated financial statements covering the quarterly period ended September 30, 2022, have been restated to reflect the correction of material errors. For restatement information on these interim periods, see Note 10, Quarterly Financial Data (Unaudited and Restated).

Restatement Background

The need for the restatement arose out of the results of certain financial analysis the Company performed in the course of preparing its fiscal year-end 2023 financial statements. Principally, the Company completed a detailed lookback analysis to compare certain estimated accrued clinical trial expenses, specifically investigator fees, from one contract research organization to its actual clinical trial expenses that were incurred for the respective periods for that contract research organization during the Restatement Periods based on review of historical invoices. In the course of its analysis of the actual information gathered through the lookback process, the Company detected differences between the estimated accrued amounts of those clinical trial expenses and the actual expenses recorded due primarily to the Company’s failure to properly review and evaluate expenses incurred in those clinical trial contracts resulting in the Company not properly accruing for clinical trial expenses that were incurred but for which invoices were not yet received. In addition, the Company determined that an effective process for evaluating the completeness of the research and development expense accrual for investigator fees and related costs, for that contract research organization, was necessary. This included estimated patient site visits not yet reported, average site visit costs and average delay in site invoicing. This provides the Company with an effective estimate of the costs incurred as there can be a lag between receiving an invoice for the services provided from that contract research organization. Management and the audit committee of the Company’s board of directors have concluded that, in the ordinary course of closing its financial books and records, the Company previously excluded certain clinical trial expenses and associated accruals from the appropriate periods as required under applicable accounting guidelines. Therefore, the Company misstated research and development expenses, and accrued clinical expenses during the Restatement Periods. The Company received FDA authorization in early 2022 to begin clinical trials and therefore, no similar error as of December 31, 2021 would be expected or identified. Further, management determined that any misstatements to the quarterly periods ended March 31, 2022 and June 30, 2022 included in its Quarterly Reports on Form 10-Q, were not material.

Therefore, the Company misstated R&D expenses and associated accrued liabilities during the Restatement Periods. The Company principally attributes the errors to a material weakness in our internal control activities due to a failure in the design and implementation of our controls to review clinical trial expenses, including the evaluation of the terms of clinical trial contracts. Specifically, we failed to properly review and evaluate progress of expenses incurred in clinical trial contracts resulting in us not properly accruing for clinical trial expenses that were incurred but for which invoices were not yet received This is disclosed in Item II, Part 9A of this Annual Report on Form 10-K. The Company has commenced procedures to remediate the material weaknesses. However, these material weaknesses will not be considered remediated until the applicable remedial actions have been fully implemented and the Company has concluded that these controls are operating effectively for a sufficient period of time.

Restatement Adjustments

The following table summarizes the effect of the errors on the Company’s consolidated balance sheet as of December 31, 2022 and consolidated statement of operations and consolidated statement of cash flows for the fiscal year ended December 31, 2022:

Balance Sheet and Statement of Changes in Stockholders’ Equity	December 31, 2022 As Previously Reported	Adjustment	December 31, 2022 As Restated
Accrued clinical expenses	$1,656,224	$3,922,150	$5,578,374
Total current liabilities	6,039,840	3,922,150	9,961,990
Total liabilities	6,607,279	3,922,150	10,529,429
Accumulated deficit	(91,171,261)	(3,922,150)	(95,093,411)
Total Stockholders' Equity	12,316,396	(3,922,150)	8,394,246

Statement of Operations	Year Ended December 31, 2022 As Previously Reported	Adjustment	Year Ended December 31, 2022 As Restated
Research and development	$18,947,874	$3,922,150	$22,870,024
Total operating expenses	24,306,608	3,922,150	28,228,758
Loss from operations	(24,306,608)	(3,922,150)	(28,228,758)
Net loss	(24,339,292)	(3,922,150)	(28,261,442)
Basic and diluted	$(1.25)	$(0.20)	$(1.45)

While the adjustments changed net loss, and accrued expenses and other current liabilities line items in the consolidated cash flow statement, they did not have an impact on total net cash used in operating activities.

Statement of Cash Flows	Year Ended December 31, 2022 As Previously Reported	Adjustment	Year Ended December 31, 2022 As Restated
Cash flows from operating activities
Net loss	$(24,339,292)	$(3,922,150)	$(28,261,442)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accrued expenses and other current liabilities	684,341	3,922,150	4,606,491
Net cash used in operating activities	(18,960,581)	—	(18,960,581)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

Reclassification

Certain amounts in the prior year’s consolidated financial statements related to accrued clinical expenses and accrued compensation from accrued liabilities have been reclassified to conform to the current year’s presentation. This involved disclosing separately, accrued clinical expenses, accrued compensation and other accrued liabilities, which were previously disclosed in the aggregate, as accrued expenses and other current liabilities. These reclassifications had no effect on the Company’s loss from operations, net loss, and net loss per share.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker, the Company’s chief executive officer, view the Company’s operations and manages its business as a single operating segment.

Principals of consolidation

The accompanying consolidated financial statements include the accounts of the Reviva Pharmaceuticals Holdings, Inc. and its wholly owned subsidiary Reviva Pharmaceuticals, India Pvt Ltd. The Company’s subsidiary’s functional currency is the U.S. dollar. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All transactions and balances between the parent and its subsidiary have been eliminated in consolidation.

Liquidity and Going Concern

The Company has incurred losses since inception and as of December 31, 2023, the Company had a working capital of approximately $6.5 million, an accumulated deficit of $134.4 million and cash and cash equivalents on hand of approximately $23.4 million. The Company’s net loss for the years ended December 31, 2023 and 2022, was approximately $39.3 million and $28.3 million (as restated), respectively. The Company expects to incur significant expenses and increased operating losses for the next several years. The Company expects its expenses to increase in connection with its ongoing activities to research, develop and commercialize its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

The Company’s current cash and cash equivalents on hand is not sufficient to satisfy its operating cash needs for the 12 months from the filing of this Annual Report on Form 10-K. The Company believes that is has adequate cash and cash equivalents on hand to cover anticipated outlays well into the second quarter of fiscal year 2024, but will need additional fundraising activities and cash on hand during the second quarter of fiscal year 2024. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern.

On November 20, 2023, we completed a registered direct offering (the "November 2023 Offering") priced at the market under Nasdaq rules, of (i) 5,268,294 shares of our common stock, (ii) pre-funded warrants exercisable for an aggregate of up to 585,366 shares of our common stock, and (iii) warrants exercisable for an aggregate of up to 5,853,660 shares of our common stock. The offering price for each share of common stock and accompanying warrant to purchase one share of common stock was $5.125 and the offering price for each pre-funded warrant and accompanying warrant to purchase one share of common stock was $5.1249. The net proceeds to us from the offering were approximately $27.5 million, after deducting agent fees and expenses and other estimated offering expenses payable by us. The investor warrants in the offering have an exercise price of $5.00 per share and expire on November 20, 2028. The pre-funded warrants have an exercise price of $0.0001 and expire when they are fully exercised.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods covered by the consolidated financial statements and accompanying notes. Significant areas requiring the use of management estimates include, but are not limited to, accounting for research and development activities, assumptions used to calculate the fair value of stock-based compensation, assumptions used to calculate the fair value of warrant liabilities, deferred taxes, and related valuation allowances. Actual results could differ materially from such estimates under different assumptions or circumstances.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Substantially, all the Company’s cash and cash equivalents are held in demand deposit form at three financial institutions. Deposits in financial institutions may, from time to time, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash.

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

Cash and cash equivalents

As of December 31, 2023, and 2022, the Company’s cash was maintained in demand deposit forms at three financial institutions. The Company considers any highly liquid investments, such as money market funds, with an original maturity of three months or less to be cash and cash equivalents.

Leases

The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in lease liability, current and lease liability, on the Company’s balance sheets. ROU assets represent the Company's right to use an underlying asset, and lease liabilities represent the Company's obligation to make lease payments in exchange for the ability to use the asset for the duration of the lease term. The option to extend a lease is included in the lease term only when it is reasonably certain that the Company will elect that option. Additionally, the Company does not record ROU assets or lease liabilities for short-term leases that have a term of twelve months or less at lease commencement.

ROU assets and lease liabilities are recognized at the commencement date and determined using the present value of the future minimum lease payments over the lease term. The Company uses an incremental borrowing rate based on an estimated rate of interest for collateralized borrowing since the Company's leases do not include an implicit interest rate. The estimated incremental borrowing rate considers market data, actual lease economic environment, and the lease term at commencement date.

Research and development costs

Research and development costs are charged to operating expenses as incurred. Research and development costs include, but are not limited to, costs associated with the Company’s clinical trials, payroll and personnel expenses, stock-based compensation charges for those individuals involved in ongoing research and development efforts, laboratory supplies, consulting costs, and overhead, including rent, and utilities. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

The Company estimates preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions and CROs that conduct and manage preclinical studies and clinical trials on the Company’s behalf. The primary assumptions in our estimates include estimated patient visits not yet reported, estimated costs per patient visit and the average delay in site invoicing. These estimates are based on communications with the third-party service providers, the Company’s estimates of accrued expenses and information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. The estimates are trued up to reflect the best information available at the time of the financial statement issuance. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.

General and administrative costs

General and administrative costs are charged to operating expenses as incurred. General and administrative costs include, but are not limited to, payroll and personnel expenses, travel and entertainment, consulting costs, conference and meeting costs, legal expenses and allocated overhead, including rent, deprecation, and utilities.

Income taxes

The Company utilizes FASB ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

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

Stock-based compensation

Stock-based compensation is calculated based on the requirements of ASC 718, Share-Based Payments ("ASC 718"), which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company recognizes fair value of stock options granted to non-employees as a stock-based compensation expense over the period in which the related services are received. Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. The Company accounts for forfeited awards as they occur. At the end of each financial reporting period, the value of these options, as calculated using the Black-Scholes-Merton option-pricing model, is determined, and compensation expense recognized during the period is adjusted accordingly.

The fair value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, risk-free interest rates, and expected dividends as described below:

•	Expected term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method.

•	Expected volatility: Expected volatility is based on the volatility implied by the public warrant market price.

•	Expected dividend: The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has never paid dividends and has no plans to pay dividends.

•

Risk-free interest rate: The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Fair Value Measurements

ASC 820, Fair Value Measurements ("ASC 820"), defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Short-term Debt

The Company obtained financing for certain Director & Officer liability insurance policy premiums. The governing agreement assigns the Lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes, and fees financed was $667,500 with an annual percentage interest rate of 8.735%. As of December 31, 2023, the Company had repaid the entire short-term debt and had no remaining balance on the year end consolidated balance sheet.

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This Update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023. Early adoption of the amendments is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This Update enhances the transparency and usefulness of income tax disclosures, particularly in the rate 63 Table of Contents reconciliation table and disclosures about income taxes paid. The guidance also eliminates certain existing requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

4.   LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common stock outstanding during the period. Diluted loss per share includes potentially dilutive securities such as stock options, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per shares for the years ended December 31, 2023 and 2022 because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Year Ended December 31,
	2023	2022
Shares issuable upon exercise of stock options	1,580,574	244,774
Shares issuable upon exercise of warrants to purchase common stock	20,883,869	17,233,104
Shares contingently issuable for earnout	—	1,000,000
	22,464,443	18,477,878

The diluted loss per share computation equals basic loss per share for the year ended December 31, 2023 and 2022 because the Company had a net loss and the impact of the assumed exercise of stock options and warrants would have been anti-dilutive.

Reviva Pharmaceuticals, Inc. security holders had a contingent right to receive up to an additional 1,000,000 shares of Reviva Pharmaceuticals Holdings, Inc. (the “Earnout Shares”) based on the stock price performance of the common stock and the achievement by the Company of certain clinical trial milestones during the three (3) year period following the closing of the Business Combination (“the “Earnout Period”). As these milestones were not met prior to the Earnout Period, the contingent right to receive the Earnout Shares had expired as of December 31, 2023.

5.   WARRANTS

As of December 31, 2023, the Company had warrants outstanding which consisted of the following:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	16,169,969	$7.41	$—	4.1
Issued	4,743,083	1.70	—	3.5
Exercised	(6,000)	—	—	—
Outstanding as of December 31, 2022	20,907,052	$6.12	$13,244,723	3.2
Issued	6,439,026	4.55	—	5.0
Exercised	(2,278,435)	—	—	—
Outstanding as of December 31, 2023	25,067,643	$6.03	$29,686,123	3.1

2021 Public Offering

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

During fiscal year 2021, 1,033,300 of Pre-Funded Warrants were exercised for $103 in proceeds, resulting in the issuance of 1,033,300 common shares. During the fiscal year ended December 31, 2022, 4,033,300 Pre-Funded Warrants were exercised for $403 in proceeds, resulting in the issuance of 4,033,300 common shares. There were no 2021 issued Pre-Funded Warrants outstanding as of December 31, 2023.

During the year ended December 31, 2021, 31,800 Investor Warrants were exercised for $98,377 in proceeds, resulting in the issuance of 23,849 shares of common shares. During the year ended December 31, 2022, 6,000 Investor Warrants were exercised for $18,563 in proceeds, resulting in the issuance of 4,500 shares of common shares. As of December 31, 2023, there are 2021 Investor Warrants outstanding to purchase an aggregate of 6,645,041 shares of common stock.

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

For the year ended December 31, 2023, an aggregate of 1,976,285 of the 2022 Private Placement Warrants were exercised for $4,743,084 in proceeds, resulting in the issuance of 1,976,285 shares of common stock. As of December 31, 2023, there are 1,383,399 of the 2022 Private Placement Warrants outstanding to purchase an aggregate of 1,383,399 shares of common stock. No 2022 Private Pre-Funded Warrants issued during the September 2022 Offering have been exercised as of December 31, 2023.

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

The Company evaluated the 2022 Private Placement Warrants and the 2022 Private Pre-Funded Warrants in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that they should be classified as equity instruments, with no recurring fair value measurement required. The warrants are indexed to the Company’s common stock and are required to be settled through physical settlement or where available under the terms thereof, net share settlement, if exercised. Accordingly, the warrants were recorded at their grant date fair value with no subsequent remeasurement.

2023 Registered Direct Offering

On November 15, 2023, the Company entered into a securities purchase agreement with several healthcare-focused institutional investors, and an investment vehicle managed by a firm affiliated with a member of the Company’s Board of Directors (the “Director Affiliate” and collectively, the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers, in a registered direct offering (the “November 2023 Offering”) priced at the market under Nasdaq rules, an aggregate of (i) 5,268,294 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) exercisable for an aggregate of up to 585,366 shares of Common Stock, and (iii) warrants (the “Warrants”) exercisable for an aggregate of up to 5,853,660 shares of Common Stock. The public offering price for each share of Common Stock and accompanying Warrant to purchase one share of Common Stock was $5.125 and the public offering price for each Pre-Funded Warrant and accompanying Warrant to purchase one share of Common Stock was $5.1249. The net proceeds to the Company from the November 2023 Offering are approximately $27.5 million, after deducting placement offering costs, agent fees and expenses and other offering expenses payable by the Company.

For the year ended December 31, 2023, there were no 2023 Private Placement Warrants or 2023 Private Pre-Funded Warrants exercised.

The fair value of the 2023 Private Placement Warrants and 2023 Private Pre-Funded Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., Company share price of $5.00, exercise price of $5.1249 for the 2023 Private Placement Warrants and $0.0001 for the 2023 Private Pre-Funded Warrants, term of 5 years, volatility of 89%, risk-free rate of 4.52%, and expected dividend rate of 0%). The grant date relative fair value of the 2023 Private Placement Warrants and the 2023 Private Pre-Funded Warrants was estimated to be $23.8 million on November 15, 2023 and such warrants are classified as equity.

The Company evaluated the 2023 Private Placement Warrants and the 2023 Private Pre-Funded Warrants in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that they should be classified as equity instruments, with no recurring fair value measurement required. The warrants are indexed to the Company’s common stock and are required to be settled through physical settlement or net share settlement, if exercised. Accordingly, the warrants were recorded at their grant date fair value with no subsequent remeasurement.

6.   STOCKHOLDERS' EQUITY, STOCK OPTION PLANS, AND STOCK-BASED COMPENSATION

Our authorized capital stock consists of:

•	115,000,000 shares of common stock, par value $0.0001 per share; and

•	10,000,000 shares of preferred stock, par value $0.0001 per share.

As of December 31, 2023, there were 27,918,560 shares of our common stock outstanding, and no shares of preferred stock outstanding.

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

As of December 31, 2023, an aggregate of 1,004,263 shares of common stock may be issued under the 2020 Equity Incentive Plan, subject to equitable adjustment in the event of stock splits and other capital changes (the “Share Reserve”). The Share Reserve will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1st of the year following the year in which the effective date of the 2020 Equity Incentive Plan occurs, and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) ten percent (10%) of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year or (ii) such number of shares of common stock determined by the Company’s board of directors (the “Annual Increase”). There were no additional shares reserved in accordance with the “evergreen” provision in our 2020 Equity Incentive Plan during 2023. Following the December 31, 2023 balance sheet date, in accordance with the “evergreen” provision in our 2020 Equity Incentive Plan, an additional 2,791,856 shares were automatically made available for issuance on January 1, 2024, which represents 10% of the number of shares of the Company’s common stock outstanding on December 31, 2023.

The Company records stock-based compensation expense in connection with the amortization of the fair value of stock options granted to employees, non-employee consultants and non-employee directors. During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation of $3.4 million and $0.2 million, respectively. As of December 31, 2023, the Company had unrecognized stock-based compensation expense of $3.4 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The value of option grants is calculated using the Black-Scholes option pricing model with the following assumptions for options granted during the year ended December 31, 2023 and 2022:

Black-Scholes Inputs
	Year Ended December 31,
	2023			2022
Risk-free interest rate	3.42%	-	4.61%	2.96%	-	3.94%
Expected term (in years)	5.37	-	6.06	5.45	-	6.06
Expected volatility	86.5%	-	89.5%	86.6%	-	88.5%
Expected dividend yield			0%			0%

Activity under the stock plans for the year ended December 31, 2023 is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise price per share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2021	1,257,334	192,898	$8.46	6.76	$—
Authorized (Evergreen Shares)	1,443,329	—	—	—	—
Granted	(100,600)	100,600	4.91	—	—
Expired	—	(48,724)	11.89	—	—
Balance, December 31, 2022	2,600,063	244,774	6.32	8.62	$—
Granted	(1,595,800)	1,595,800	6.30	—	—
Expired	—	(260,000)	5.04	—	—
Balance, December 31, 2023	1,004,263	1,580,574	$6.51	9.11	$300,969

Options exercisable at December 31, 2023		765,748	$6.84	8.87	$130,470

The weighted-average grant date fair value of the options granted during the year ended December 31, 2023 was $4.59. The options have a contractual term of 10 years.

For the years ended December 31, 2023 and 2022, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Year Ended December 31,
	2023	2022
Research and development	$1,449,982	$106,649
General and administrative	1,963,372	70,086
	$3,413,354	$176,735

7.   COMMITMENTS AND CONTINGENCIES

Clinical trials

Since 2010, the Company has entered into multiple clinical trial agreements with medical institutions in the United States, Europe and Asia for the purpose of enrolling patients into various clinical trials. The agreements are substantially similar by trial and include a detailed listing of the clinical trial services for which the Company will pay, how much will be paid for each service, a set-up charge (if any), Investigational Review Board fees, contractual term, and other provisions. The clinical trial services provided by each site generally include the screening of prospective patients and, for those patients to be enrolled in the study, administration of the Company’s investigation drug according to the trial protocol, any required hospitalization, ancillary medical supplies, and 2-week patient follow-up. Further, each agreement requires the Company to indemnify each respective clinical site against any and all liability, loss, or damage it may suffer as a result of third-party claims; the Company maintains product liability insurance in conjunction with this indemnification. The agreements may be terminated upon 30 days’ written notice, subject to conditions of paying all liabilities incurred through the date of termination. Additionally, with each screened patient, the Company incurs expense with other entities engaged to provide independent review of patient medical records.

As part of the Company's agreement with one of its contract research organizations, the Company is required to maintain a 7% upfront float for fees related to expenses incurred in clinical studies. When the float has depleted to 15% (i.e. 85% of the float has been used) the Company will receive an invoice to replenish the float up to 7% of the remaining estimated budget for the studies. During the year ended December 31, 2023, the Company paid approximately $0.9 million to replenish the float and expensed approximately $0.9 million. As of December 31, 2023 and 2022, the Company has no remaining prepaid float balance.

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

Operating Leases

The Company adopted ASC 842, Leases, on January 1, 2019. The Company has elected to apply the short-term lease exception to leases of one year or less. During the period covered by these financial statements, the Company had a single twelve-month lease on its former Corporate Office located at 19925 Stevens Creek Blvd., Suite 100, Cupertino, CA 95014. The monthly lease payment was approximately $1,447 and the lease was renewed in February 2022 and again on February 1, 2023, for another 12-month term. The rent expense for the years ended December 31, 2023 and 2022 was approximately $20,000 and $19,000, respectively.

Litigation

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

8.   FAIR VALUE MEASUREMENTS

The following is a listing of the Company’s warrant liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of December 31, 2023 and 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	—	—	$806,655	$806,655
Total	$—	$—	$806,655	$806,655

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$—	$—	$567,439	$567,439
Total	$—	$—	$567,439	$567,439

The following table summarizes the changes in the fair value of the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31,
	2023	2022
Balance, beginning of period	$567,439	$372,730
Change in fair value of warrant liabilities	239,216	194,709
Balance, end of period	$806,655	$567,439

As of December 31, 2023, the Company classified 556,313 of the private warrants pursuant to ASC 815 as derivative liabilities, as the warrants have terms which are modified upon any future transfer of ownership, with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. The Company calculated the fair value of the private warrants as of December 31, 2023 and 2022 as $806,655 and $567,439, respectively, using a Black-Scholes model. The key inputs used in the Black-Scholes calculation were the following:

	Year Ended December 31,
	2023	2022
Risk-Free Rate	4.25%	4.23%
Remaining Life of Public Warrants	1.96	2.96
Volatility Implied by Public Warrant Market Price	89.00%	71.60%
Stock Price on Valuation Date	$5.15	$4.25
Exercise Price	$11.50	$11.50

The Company recorded a loss on remeasurement of warrant liabilities of $239,216 and $194,709 for the years ended December 31, 2023 and 2022, respectively.

9.   INCOME TAXES

As a result of the Company's history of net operating losses and the full valuation allowance against its deferred tax assets, there was no current or deferred income tax provision other than current state minimum taxes and current foreign taxes for the years ended December 31, 2023 and 2022.

Domestic and international pre-tax income/(loss) consists of the following:

	December 31,
	2023	2022 (as restated)
United States	$(39,301,700)	$(28,284,894)
International	57,812	44,229
Loss before income taxes	$(39,243,888)	$(28,240,665)

Income tax expense attributable to operations is comprised of the following:

	December 31,
	2023	2022 (as restated)
Federal	$—	$—
State	2,400	9,277
Foreign	14,549	11,500
Total current expense	16,949	20,777

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred expense	—	—
Total Tax Expense	$16,949	$20,777

Reconciliations to the statutory federal income tax rate and the Company’s effective tax rate consist of the following:

	December 31,
	2023	2022 (as restated)
Statutory federal income tax rate	$(8,219,715)	$(5,927,545)
State income taxes, net of federal tax benefits	(91,612)	4,424
Warrant Expense	50,235	48,653
Stock Based Compensation	86,635	10,766
Foreign Rate Differential	2,312	2,211
Tax Credits	-	28,756
Other Permanent Differences	17,498	9,341
Valuation allowance	8,204,250	5,781,726
Other	(32,654)	62,445
	$16,949	$20,777

The components of deferred tax assets included on the balance sheet are:

	December 31,
	2023	2022 (as restated)
NOL Carryforwards	15,264,557	12,701,772
Accruals and Reserves	231,425	117,909
Stock-based Compensation	848,987	218,421
Fixed Assets/Capitalized Start Up Costs	—	2,419
Capitalized Section 174	11,017,511	4,280,847
Others	131,090	5,250
	27,493,570	17,326,618
Valuation allowance	(27,493,570)	(17,326,618)
Net deferred tax assets	—	—
Deferred income taxes	$—	$—

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding realization of such assets. Total increase in valuation allowance is $10,166,952 for the year ending December 31, 2023.

The Company currently has net operating loss carryforwards of approximately $59.1 million and $40.8 million for US Federal and state purposes, respectively. Approximately $35.3 million of the US Federal losses begin to expire in 2029. The balance, all post-2017 federal net operating losses may be carried forward indefinitely. The deferred tax asset relates to the NOL carryforwards. Management has determined based on all the available information that a 100% Valuation reserve is required.

As of December 31, 2023, the Company has $0.8 million research and development credit carryforwards to offset federal income taxes and $0.2 million of California research credit carryforwards to offset state income taxes, if any.

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that the Company has a change in ownership, utilization of carryforwards could be limited.

The Company has elected to recognize interest and penalties related to uncertain tax positions as components of income tax expense. As of December 31, 2023, The Company has no accrual for payment of interest related to unrecognized tax benefits.

The Company’s income tax returns for all years remain open to examination by federal and state taxing authorities. The Company does not expect that is unrecognized tax benefit will change significantly in the next 12 months.

As of December 31, 2023 the Company has $0.8 million unrecognized tax benefits that, if recognized, would change its effective rate.

10.   QUARTERLY FINANCIAL DATA (UNAUDITED AND RESTATED)

The Company is providing restated quarterly and year-to-date unaudited consolidated financial information for interim periods occurring within the year ended December 31, 2023, and the three and nine-months ended September 30, 2022. See Note 2, Restatement of Previously Issued Consolidated Financial Statements for further background concerning the events preceding the restatement of financial information in this Comprehensive Form 10-K.

The restated consolidated balance sheet line items for the third fiscal quarter of 2022 and the first through the third fiscal quarters of 2023 are as follows:

	Originally Reported				Adjustment				Restated
	Q3 2022	Q1 2023	Q2 2023	Q3 2023	Q3 2022	Q1 2023	Q2 2023	Q3 2023	Q3 2022	Q1 2023	Q2 2023	Q3 2023
Accrued clinical expenses	$630,469	$2,211,262	$5,261,212	$6,211,209	$2,803,690	$4,171,296	$3,436,382	$4,291,289	$3,434,159	$6,382,558	$8,697,594	$10,502,498
Total current liabilities	3,575,732	6,560,237	9,208,345	13,033,062	2,803,690	4,171,296	3,436,382	4,291,289	6,379,422	10,731,533	12,644,727	17,324,351
Total liabilities	3,681,431	7,116,550	10,220,835	13,906,473	2,803,690	4,171,296	3,436,382	4,291,289	6,485,121	11,287,846	13,657,217	18,197,762
Accumulated deficit	(83,052,989)	(97,773,804)	(110,216,666)	(120,707,695)	(2,803,690)	(4,171,296)	(3,436,382)	(4,291,289)	(85,856,679)	(101,945,100)	(113,653,048)	(124,998,984)
Total Stockholders' Equity (Deficit)	20,359,519	5,784,973	1,621,187	(8,519,432)	(2,803,690)	(4,171,296)	(3,436,382)	(4,291,289)	17,555,829	1,613,677	(1,815,195)	(12,810,721)

The restated line items of the consolidated statements of operations for the three-month periods ended September 30, 2022; March 31, 2023; June 30, 2023; and September 30, 2023 are as follows:

	Originally Reported				Adjustment				Restated
	Q3 2022	Q1 2023	Q2 2023	Q3 2023	Q3 2022	Q1 2023	Q2 2023	Q3 2023	Q3 2022	Q1 2023	Q2 2023	Q3 2023
Research and development	$2,305,981	$5,234,999	$8,991,250	$8,717,273	$1,934,962	$249,146	$(734,914)	$854,907	$4,240,943	$5,484,145	$8,256,336	$9,572,180
Total operating expenses	3,562,953	6,735,553	12,070,551	10,709,047	1,934,962	249,146	(734,914)	854,907	5,497,915	6,984,699	11,335,637	11,563,954
Loss from operations	(3,562,953)	(6,735,553)	(12,070,551)	(10,709,047)	(1,934,962)	(249,146)	734,914	(854,907)	(5,497,915)	(6,984,699)	(11,335,637)	(11,563,954)
Net loss	(3,515,308)	(6,602,543)	(12,442,862)	(10,491,029)	(1,934,962)	(249,146)	734,914	(854,907)	(5,450,270)	(6,851,689)	(11,707,948)	(11,345,936)
Basic and diluted	$(0.18)	$(0.30)	$(0.55)	$(0.44)	$(0.10)	$(0.01)	$0.03	$(0.04)	$(0.28)	$(0.31)	$(0.52)	$(0.48)

The restated line items of the consolidated statements of operations for the nine-month period ended September 30, 2022; six-month period ended June 30, 2023; and nine-month period ended September 30, 2023, are as follows:

	Originally Reported			Adjustment			Restated
	Nine Months Ended September 30, 2022	Six Months Ended June 30, 2023	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Six Months Ended June 30, 2023	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Six Months Ended June 30, 2023	Nine Months Ended September 30, 2023
Research and development	$12,650,388	$14,226,249	$22,943,522	$2,803,690	$(485,768)	$369,139	$15,454,078	$13,740,481	$23,312,661
Total operating expenses	16,532,598	18,806,104	29,515,151	2,803,690	(485,768)	369,139	19,336,288	18,320,336	29,884,290
Loss from operations	(16,532,598)	(18,806,104)	(29,515,151)	(2,803,690)	485,768	(369,139)	(19,336,288)	(18,320,336)	(29,884,290)
Net loss	(16,221,020)	(19,045,405)	(29,536,434)	(2,803,690)	485,768	(369,139)	(19,024,710)	(18,559,637)	(29,905,573)
Basic and diluted	$(0.87)	$(0.86)	$(1.30)	$(0.15)	$0.02	$(0.02)	$(1.02)	$(0.84)	$(1.32)

While the adjustments changed net loss, and accrued expenses and other current liabilities line items in the consolidated cash flow statement, they did not have an impact on total net cash used in operating activities.

The restated line items of the consolidated cash flow statements for the nine-months ended September 30, 2022; three-month period ended March 31, 2023; six-months ended June 30, 2023; and nine-month period ended September 30, 2023 are as follows:

	Originally Reported				Adjustment				Restated
	Nine Months Ended September 30, 2022	Three Months Ended March 31, 2023	Six Months Ended June 30, 2023	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Three Months Ended March 31, 2023	Six Months Ended June 30, 2023	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Three Months Ended March 31, 2023	Six Months Ended June 30, 2023	Nine Months Ended September 30, 2023
Cash flows from operating activities
Net loss	$(16,221,020)	$(6,602,543)	$(19,045,405)	$(29,536,434)	$(2,803,690)	$(249,146)	$485,768	$(369,139)	$(19,024,710)	$(6,851,689)	$(18,559,637)	$(29,905,573)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accrued expenses and other current liabilities	(607,294)	512,590	3,817,989	5,012,618	2,803,690	249,146	(485,768)	369,139	2,196,396	761,736	3,332,221	5,381,757
Net cash used in operating activities	(14,269,947)	(7,951,397)	(13,268,624)	(19,447,908)	—	—	—	—	(14,269,947)	(7,951,397)	(13,268,624)	(19,447,908)

11.   SUBSEQUENT EVENTS

On January 2, 2024, the Company entered into a financing agreement to fund its Directors and Officers ("D&O") insurance policy. The financing agreement was for $0.5 million with an annual interest rate of 7.99%. The D&O policy that is covered by the financing agreement is effective beginning December 14, 2023, and has a term of 12 months. Therefore, the Company recorded an accrual of less than $0.1 million within other accrued liabilities as of December 31, 2023.

On January 9, 2024, the Company entered into a start-up agreement with an additional contract research organization for the Company, beginning in 2024. This additional contract research organization will perform activities related to the Company’s Phase 3 Recover-2 Trial for subjects with an Acute Exacerbation of Schizophrenia. The Company has paid this additional contract research organization an aggregate of $1.1 million as of the date of this Annual Report.