Form 10-Q
period 2024-03-31
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2024-05-14
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	RVPH	The Nasdaq Capital Market
Warrants to purchase one share of Common	RVPHW	The Nasdaq Capital Market
Stock

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

As of May 10, 2024 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 27,918,560.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REVIVA PHARMACEUTICALS HOLDINGS, INC.

FORM 10-Q TABLE OF CONTENTS

EXPLANATORY NOTE

As previously reported by Reviva Pharmaceuticals Holdings, Inc.(together with its consolidated subsidiaries, the “Company”, “we” or “us”), the audit committee (the “audit committee”) of the board of directors of the Company, after meeting with management, concluded that the Company’s previously issued financial statements for the fiscal year ended December 31, 2022 included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the interim financial statements for the quarterly period ended September 30, 2022 included in its Quarterly Report on Form 10-Q, and each of the interim financial statements for the quarterly periods in fiscal 2023 included in its Quarterly Reports on Form 10-Q (cumulatively, the “Restatement Periods”) should be restated to correct historical errors related principally to the timing of recognition of the Company’s estimated accrual of certain research and development expenses. Such restatement was reflected and included within the Company's annual financial statements for the fiscal year ended December 31, 2023 included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024.

Please refer to the Explanatory Note to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on April 15, 2024, for more information regarding the restatement. For a more detailed discussion of the correction of historical errors in the Restatement Periods, including for the quarterly period ended March 31, 2023, refer to Notes 2 and 10 to the consolidated financial statements of the Company included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on April 15, 2024.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31, 2024 and December 31, 2023

	March 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$11,973,647	$23,367,456
Prepaid clinical trial costs	779,602	78,295
Prepaid expenses and other current assets	743,381	254,637
Total Assets	$13,496,630	$23,700,388

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Short-term debt	$332,000	$—
Accounts payable	5,720,455	3,849,108
Accrued clinical expenses	6,845,910	11,966,812
Accrued compensation	1,216,237	958,607
Other accrued liabilities	377,367	400,490
Total current liabilities	14,491,969	17,175,017
Warrant liabilities	350,478	806,655
Total Liabilities	14,842,447	17,981,672

Commitments and contingencies (Note 6)

Stockholders' Equity (Deficit)
Common stock, par value of $0.0001; 115,000,000 shares authorized; 27,918,560 issued and outstanding as of March 31, 2024 and December 31, 2023	2,792	2,792
Preferred Stock, par value of $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	140,439,247	140,070,172
Accumulated deficit	(141,787,856)	(134,354,248)
Total stockholders' equity (deficit)	(1,345,817)	5,718,716

Total Liabilities and Stockholders' Equity (Deficit)	$13,496,630	$23,700,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$5,783,865	$5,484,145
General and administrative	2,138,241	1,500,554
Total operating expenses	7,922,106	6,984,699
Loss from operations	(7,922,106)	(6,984,699)
Other income (expense)
Gain on remeasurement of warrant liabilities	456,177	11,126
Interest expense	(3,487)	(7,655)
Interest income	173,098	147,011
Other expense	(129,894)	(14,494)
Total other income, net	495,894	135,988
Loss before provision for income taxes	(7,426,212)	(6,848,711)
Provision for income taxes	7,396	2,978
Net loss	$(7,433,608)	$(6,851,689)

Net loss per share:
Basic and diluted	$(0.25)	$(0.31)

Weighted average shares outstanding
Basic and diluted	29,887,325	21,833,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Three Months Ended March 31, 2024 and 2023

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	27,918,560	$2,792	$140,070,172	$(134,354,248)	$5,718,716
Stock-based compensation expense	—	—	369,075	—	369,075
Net loss	—	—	—	(7,433,608)	(7,433,608)
Balance at March 31, 2024	27,918,560	$2,792	$140,439,247	$(141,787,856)	$(1,345,817)

					Total
			Additional	Accumulated	Stockholders'
	Common Stock		Paid-In	Deficit	Equity
	Shares	Amount	Capital	(as restated)	(as restated)
Balance at December 31, 2022 (as restated)	20,447,371	$2,045	$103,485,612	$(95,093,411)	$8,394,246
Common stock issued in connection with warrant exercises	4,750	—	19,593	—	19,593
Stock-based compensation expense	—	—	51,527	—	51,527
Net loss	—	—	—	(6,851,689)	(6,851,689)
Balance at March 31, 2023 (as restated)	20,452,121	$2,045	$103,556,732	$(101,945,100)	$1,613,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(7,433,608)	$(6,851,689)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	—	—
Change in fair value of warrant liabilities	(456,177)	(11,126)
Stock-based compensation expense	369,075	51,527
Changes in operating assets and liabilities:
Prepaid clinical trial costs	(701,307)	(26,035)
Prepaid expenses and other current assets	(488,744)	(1,216,117)
Accounts payable	1,871,347	(659,693)
Accrued expenses and other current liabilities	(4,886,395)	761,736
Net cash used in operating activities	(11,725,809)	(7,951,397)
Cash flows from financing activities
Proceeds from issuance of short-term debt	415,000	667,500
Repayment of short-term debt	(83,000)	—
Proceeds from exercise of warrants	—	19,593
Net cash provided by financing activities	332,000	687,093
Net decrease in cash and cash equivalents	(11,393,809)	(7,264,304)
Cash and cash equivalents, beginning of period	23,367,456	18,519,856
Cash and cash equivalents, end of period	$11,973,647	$11,255,552

Supplemental disclosures of cash flow information:
Cash paid for taxes	$657	$2,241
Cash paid for interest	$3,487	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND NATURE OF OPERATIONS

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

The unaudited condensed consolidated balance sheet as of December 31, 2023, has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in the quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2023, which were included in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2024.

Reclassifications

Certain amounts in the prior year’s consolidated financial statements, as of December 31, 2023 have been reclassified to conform to the current period's presentation. This involved disclosing separately, prepaid clinical trial costs from the prepaid expenses and other current assets balance, which were previously disclosed in the aggregate. This reclassification had no effect on the Company's loss from operations, net loss per share.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Reviva Pharmaceuticals Holdings, Inc. and its wholly owned subsidiary Reviva Pharmaceuticals, India Pvt Ltd. The Company’s subsidiary’s functional currency is the U.S. dollar. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All transactions and balances between the parent and its subsidiary have been eliminated in consolidation.

Previously-disclosed restatement of previously reported interim condensed consolidated quarterly financial statements

The interim consolidated financial statements include corrections to the three months ended March 31, 2023, which corrections were previously presented in the audited consolidated financial statements and notes thereto, including specifically Note 10, “Quarterly Financial Data (Unaudited and Restated)”, for the fiscal year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 15, 2024 (sometimes hereinafter referred to as the “2023 Form 10-K”).

As previously reported in Item 4.02(a) of the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2024, and in the Company’s 2023 Form 10-K, on April 12, 2024, the audit committee (the “audit committee”) of the board of directors of the Company, after meeting with management, concluded that the Company’s previously issued financial statements for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the interim financial statements for the quarterly period ended September 30, 2022 included in its Quarterly Report on Form 10-Q, and each of the interim financial statements for the quarterly periods in fiscal 2023 included in its Quarterly Reports on Form 10-Q (cumulatively, the “Restatement Periods”) should be restated to correct historical errors related principally to the timing of recognition of the Company’s estimated accrual of certain research and development expenses.

The need for the restatement arose out of the results of certain financial analysis the Company performed in the course of preparing its fiscal year-end 2023 consolidated financial statements. Principally, the Company completed a detailed lookback analysis to compare certain estimated accrued clinical trial expenses, specifically investigator fees, from one contract research organization to its actual clinical trial expenses that were incurred for the respective periods for that contract research organization during the Restatement Periods based on review of historical invoices. In the course of its analysis of the actual information gathered through the lookback process, the Company detected differences between the estimated accrued amounts of those clinical trial expenses and the actual expenses recorded due primarily to the Company’s failure to properly review and evaluate expenses incurred in those clinical trial contracts resulting in the Company not properly accruing for clinical trial expenses that were incurred but for which invoices were not yet received. In addition, the Company determined that an effective process for evaluating the completeness of the research and development expense accrual for investigator fees and related costs, for that contract research organization, was necessary. This included estimated patient site visits not yet reported, average site visit costs and average delay in site invoicing. This provides the Company with an effective estimate of the costs incurred as there can be a lag between receiving an invoice for the services provided from that contract research organization. Management and the audit committee of the Company’s board of directors concluded that, in the ordinary course of closing its financial books and records, the Company previously excluded certain clinical trial expenses and associated accruals from the appropriate periods as required under applicable accounting guidelines. Therefore, the Company misstated research and development expenses, and accrued clinical expenses as of and for the quarterly period ended March 31, 2023, respectively. Previously reported net cash provided by financing activities for the three months ended March 31, 2023 were not impacted.

As previously disclosed, the Company misstated Research and development expenses and associated accrued liabilities during the Restatement Periods. Also as previously disclosed, the Company principally attributes the errors to a material weakness in its internal control activities due to a failure in the design and implementation of its controls to review clinical trial expenses, including the evaluation of the terms of clinical trial contracts. Specifically, the Company failed to properly review and evaluate progress of expenses incurred in clinical trial contracts resulting in the Company not properly accruing for clinical trial expenses that were incurred but for which invoices were not yet received. These material weaknesses were previously disclosed in Item II, Part 9A of the Company’s 2023 Form 10-K, and are disclosed in Part I, Item 4 of this Quarterly Report on Form 10-Q. The Company has commenced procedures to remediate the material weaknesses. However, these material weaknesses will not be considered remediated until the applicable remedial actions have been fully implemented and the Company has concluded that these controls are operating effectively for a sufficient period of time.

These condensed consolidated financial statements and the corresponding discussion included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reflective of the restatement adjustments for the three months ended March 31, 2023, as previously presented in Note 10 to the Company’s consolidated financial statements included in the 2023 Form 10-K.

The restated line items of the consolidated statement operations for the three months ended March 31, 2023 are as follows:

	Originally Reported	Adjustment	Restated
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2023	Three Months Ended March 31, 2023
Research and development	$5,234,999	$249,146	$5,484,145
Total operating expenses	6,735,553	249,146	6,984,699
Loss from operations	(6,735,553)	(249,146)	(6,984,699)
Net loss	(6,602,543)	(249,146)	(6,851,689)
Basic and diluted	$(0.30)	$(0.01)	$(0.31)

While the adjustments changed net loss, and accrued expenses and other current liabilities line items in the condensed consolidated cash flow statement, they did not have an impact on total net cash used in operating activities. Further, there was no impact on cash flows from investing or cash flows from financing activities.

The restated line items of the consolidated cash flow statement for the three months ended March 31, 2023 are as follows:

	Originally Reported	Adjustment	Restated
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2023	Three Months Ended March 31, 2023
Cash flows from operating activities
Net loss	$(6,602,543)	$(249,146)	$(6,851,689)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accrued expenses and other current liabilities	512,590	249,146	761,736
Net cash used in operating activities	(7,951,397)	—	(7,951,397)

Liquidity and going concern

The Company has incurred losses since inception and as of March 31, 2024 the Company had a working capital deficit of approximately $1.0 million, an accumulated deficit of $141.8 million and cash and cash equivalents on hand of approximately $12.0 million. The Company’s net loss for the three months ended March 31, 2024 and 2023, was approximately $7.4 million and $6.9 million, respectively. The Company expects to incur significant expenses and increased operating losses for the next several years. The Company expects its expenses to increase in connection with its ongoing activities to research, develop and commercialize its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

The Company’s current cash on hand is not sufficient to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. The Company believes that is has adequate cash on hand to cover anticipated outlays well into the second quarter of fiscal year 2024, but will need additional fundraising activities and cash on hand during the second quarter of fiscal year 2024. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The Company will seek to fund its operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern.

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

The three levels of the fair value hierarchy under ASC 820 are described below:

•	Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•

Level 2 - Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

•

Level 3 - Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

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

Short-term debt

In January 2024, the Company obtained financing for certain Director and Officer liability insurance policy premiums. The governing agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes, and fees financed was $518,750 of which of which $415.000 was financed after accounting for the up-front payment made. The financial agreement has an annual percentage interest rate of 7.99% and has a term of 12 months.

New accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This Update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendments is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This Update enhances the transparency and usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance also eliminates certain existing requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

3.	LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common stock outstanding during the period. Diluted loss per share includes potentially dilutive securities such as stock options, warrants to purchase common stock, and other convertible instruments unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per shares for the three months ended March 31, 2024 and 2023, because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Shares issuable upon exercise of stock options	1,560,574	244,774
Shares issuable upon exercise of warrants to purchase common stock	20,883,869	17,228,354
Shares contingently issuable for earnout	—	1,000,000
	22,444,443	18,473,128

The diluted loss per share computation equals basic loss per share for the three months ended March 31, 2024 and 2023 because the Company had a net loss and the impact of the assumed exercise of stock options and warrants would have been anti-dilutive.

4.	WARRANTS

Warrant activity during the three months ended March 31, 2024, was as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	25,067,643	$6.03	$29,686,123	3.1
Issued	—	—	—	—
Outstanding as of March 31, 2024	25,067,643	$6.03	$12,078,099	2.8

5.	STOCKHOLDERS' EQUITY (DEFICIT), STOCK OPTION PLANS, AND STOCK-BASED COMPENSATION

Our authorized capital stock consists of:

•	115,000,000 shares of common stock, par value $0.0001 per share; and

•	10,000,000 shares of preferred stock, par value $0.0001 per share.

As of March 31, 2024 there were 27,918,560 shares of our common stock outstanding, and no shares of preferred stock outstanding.

2006 and 2020 Equity Incentive Plans

As of December 31, 2024, there were an aggregate of 1,004,263 shares of common stock available for issuance under the 2020 Equity Incentive Plan, subject to equitable adjustment in the event of stock splits and other capital changes (the “Share Reserve”). Following the December 31, 2023 balance sheet date, in accordance with the “evergreen” provision in our 2020 Equity Incentive Plan, an additional 2,791,856 shares were automatically made available for issuance on the first day of 2024, which represents 10% of the number of shares of the Company’s common stock outstanding on December 31, 2023. As a result, as of March 31, 2024, the Share Reserve available for future awards under the 2020 Equity Incentive Plan stood at 3,816,119 shares, after accounting for the below described increase and the options forfeited in the first quarter of 2024. Pursuant to the Evergreen Provision, the Share Reserve will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1st of the year following the year in which the effective date of the 2020 Equity Incentive Plan occurs, and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) ten percent (10%) of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year or (ii) such number of shares of common stock determined by the Company’s board of directors (the “Annual Increase”). There were no additional shares reserved in accordance with the “evergreen” provision in our 2020 Equity Incentive Plan during 2023.

As of March 31, 2024, there were outstanding options under the 2006 and 2020 Equity Incentive Plans covering an aggregate of 1,560,574 shares of common stock, of which 844,016 were exercisable as of such date. No new grants of awards are permitted under the 2006 Equity Incentive Plan.

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of the fair value of stock options granted to employees, non-employee consultants and non-employee directors. During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation of $0.4 million and $0.1 million, respectively. As of March 31, 2024 the Company had unrecognized stock-based compensation expense of $3.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.

There were no options granted during the three months ended March 31, 2024 and 2023.

Activity under the stock plans for the three months ended March 31, 2024 is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise price per share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2023	1,004,263	1,580,574	$6.51	9.11	$300,969
Expired	20,000	(20,000)	6.74
Evergreen plan increase	2,791,856
Balance, March 31, 2024	3,816,119	1,560,574	$6.50	8.86	$18,350
Options exercisable at March 31, 2024		844,016	$6.82	8.65	$15,464

For the three months ended March 31, 2024 and 2023, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	March 31,
	2024	2023
Research and development	$194,896	$41,393
General and administrative	174,179	10,134
Total stock-based compensation	$369,075	$51,527

6.	COMMITMENTS AND CONTINGENCIES

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

As part of the Company's agreement with one of its clinical research organizations, the Company is required to maintain a 7% upfront float for fees related to expenses incurred in clinical studies. When the float has depleted to 15% (i.e. 85% of the float has been used) the Company will receive an invoice to replenish the float up to 7% of the remaining estimated budget for the studies. During the year ended December 31, 2023, the Company paid approximately $1.7 million to replenish the float and expensed approximately $1.7 million. As of December 31, 2023, the Company has no remaining prepaid float balance. During the three months ended March 31, 2024, the Company paid approximately $120,250 to replenish the float, all of which was expensed during the period. As of March 31, 2024, the Company has no remaining prepaid float balance.

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

Operating Leases

During the period covered by these condensed consolidated financial statements, the Company had two leases. The first was a twelve-month lease on its former corporate office located at 19925 Stevens Creek Blvd., Suite 100, Cupertino, CA 95014. The monthly lease payment was approximately $1,447 and the lease was renewed in February 2022 and again on February 1, 2023, for another 12-month term. This lease terminated on January 31, 2024. The second lease was for a new corporate office located at 10080 N. Wolfe Road, Suite SW3-200, Cupertino, CA 95014. The monthly lease payment was approximately $4,300 and the lease was entered into beginning December 1, 2023 for a 12-month term. The rent expense on these leases for the three months ended March 31, 2024 and 2023 was approximately $11,200 and $5,000, respectively.

Litigation

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

7.	FAIR VALUE MEASUREMENTS

The following is a listing of the Company’s warrant liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$—	$—	$350,478	$350,478
Total	$—	$—	$350,478	$350,478

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities	$—	$—	$806,655	$806,655
Total	$—	$—	$806,655	$806,655

The following table summarizes the changes in the fair value of the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$806,655	$567,439
Change in fair value of warrant liabilities	(456,177)	(11,126)
Balance, end of period	$350,478	$556,313

The Company classified 556,313 of the private warrants pursuant to ASC 815 as derivative liabilities, as the warrants have terms which are modified upon any future transfer of ownership, with subsequent changes in their fair values to be recognized in the condensed consolidated financial statements at each reporting date. The Company calculated the fair value of the private warrants as of March 31, 2024 and 2023 as $350,478 and $556,313, respectively, using a Black-Scholes model. The key inputs used in the Black-Scholes calculation were the following:

	Three Months Ended March 31,
	2024	2023
Risk-free rate	4.72%	3.88%
Remaining life of public warrants	1.71	2.71
Volatility implied by public warrant market price	86.40%	75.70%
Stock price on valuation date	$3.78	$4.19
Exercise price	$11.50	$11.50

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of the our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and the Company’s consolidated financial statements and related notes set forth in Item 8 of Part II of such Annual Report on Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Note Regarding Forward-Looking Statements,” below, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements (Unaudited)” included in Part I, Item 1, of this Quarterly Report on Form 10-Q, unless the context indicates otherwise.

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

●	our ability to grow and manage growth economically;

●	our ability to retain key executives and medical and science personnel;

●	the possibility that our products in development succeed in or fail clinical trials or are not approved by the FDA or other applicable authorities;

●	the possibility that we could be forced to delay, reduce or eliminate our planned clinical trials or development programs;

●	our ability to obtain approval from regulatory agents in different jurisdictions for our current or future product candidates;

●	changes in applicable laws or regulations;

●	changes to our relationships within the pharmaceutical ecosystem;

●	the performance of third-party suppliers and manufacturers and our ability to find additional suppliers and manufacturers and obtain alternative sources of raw materials;

●	our current and future capital requirements to support our development and commercialization efforts and our ability to satisfy our capital needs;

●	our ability to access capital on acceptable terms in a rising interest rate and tighter credit environment;

●	expectations regarding our ability to continue as a going concern;

●	the accuracy of our estimates regarding expenses and capital requirements, including estimated costs of our clinical studies;

●	our limited operating history;

●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;

●	the valuation of our private common warrants could increase the volatility in our net income (loss);

●	changes in the markets that we target;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our exposure to any liability, protracted and costly litigation or reputational damage relating to data security;

●	the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;

●	the commercial, reputational and regulatory risks to our business that may arise as a consequence of our previously-disclosed restatement of our financial statements;

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. Please see “Part II-Item 1A-Risk Factors” for additional risks which could adversely impact our business and financial performance.

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

Our lead drug candidate, brilaroxazine, is in clinical development and is intended to treat multiple neuropsychiatric indications. These include schizophrenia, bipolar disorder (“BD”), major depressive disorder (“MDD”), attention-deficit/hyperactivity disorder (“ADHD”), behavioral and psychotic symptoms of dementia and Alzheimer’s disease (“BPSD”), and Parkinson’s disease psychosis (“PDP”). Furthermore, brilaroxazine is also ready for clinical development for two respiratory indications - pulmonary arterial hypertension (“PAH”) and idiopathic pulmonary fibrosis (“IPF”). The U.S. Food and Drug Administration (the “FDA”) granted Orphan Drug Designation to brilaroxazine for the treatment of PAH in November 2016 and IPF in April 2018. Brilaroxazine also is in preclinical development for the treatment of psoriasis.

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

Key statistically significant and clinically meaningful improvements with brilaroxazine vs. placebo in patients with schizophrenia and a mean PANSS total score of 97-99 at baseline include:

Primary and Secondary Endpoints	Point Reduction/ Improvement for Brilaroxazine 50 mg vs. Placebo at Week 4	Cohen's d Effect Size	P Value
PANSS Total Score	10.1	0.6	<0.001
Positive Symptoms	2.8	0.5	<0.001
Negative Symptoms ("NS")	2.0	0.4	0.003
NS Marder Factor	2.1	0.4	0.002
PANSS Social Cognition	1.6	0.5	<0.001
PANSS Excitement/Agitation	2.1	0.5	<0.001
Personal and Social Performance	6.3	0.5	<0.001
CGI-S score	>1	0.5	<0.001

Key clinical safety and tolerability findings of brilaroxazine support a well-tolerated safety profile

•	No drug related serious adverse events (SAEs) or treatment-emergent SAEs (TESAEs) observed or major safety concerns reported for brilaroxazine after 4 weeks of treatment;
•	No incidence of suicidal ideation;
•	No significant change in bodyweight and blood glucose levels;
•	Significant decrease in cholesterol, LDL and increase in HDL compared to placebo;
•	Significant decrease in prolactin and no change in thyroid levels compared to placebo;
•	Akathisia and extrapyramidal symptoms <1% reported for brilaroxazine 50 mg and none for 15 mg;

•	Common brilaroxazine treatment-emergent adverse events (TEAEs) were headache (<6%) and somnolence (7.5%) generally transient in nature; and
•	Low discontinuation rates with brilaroxazine that were less than placebo (16% in brilaroxazine 50mg and 19% in brilaroxazine 15mg vs. 22% placebo).

The clinical development plan for brilaroxazine also includes the completed positive Phase 2 REFRESH trial, an ongoing 1-year open label extension (OLE) trial evaluating long-term safety and tolerability, and a soon to be initiated registrational global, randomized 4-week Phase 3 RECOVER-2 trial (the “RECOVER-2 Trial”). We expect to report topline data from the OLE trial in Q4-2024, and we expect to initiate the registrational RECOVER-2 Trial in the second quarter of 2024, with completion anticipated in the third quarter of 2025. RECOVER-2 was originally designed as a 6-week study, but after discussion between Reviva and the FDA, the agency has agreed that it can be conducted as a 4-week study. In addition, the FDA indicated that it will require a long-term randomized withdrawal study post-approval to support maintenance of effect. Data from these brilaroxazine clinical trials will potentially support the planned NDA submission to the FDA in the fourth quarter of 2025.

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable, and our accumulated deficit as of March 31, 2024 was $141.8 million. Our net loss for the three months ended March 31, 2024 and 2023, was approximately $7.4 million and $6.9 million, respectively. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we continue to expect to incur additional costs associated with operating as a public company, which we may increase now that we have exited emerging growth company status as of December 31, 2023. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

•

add operational, financial and management information systems and personnel, including personnel to support our product candidate development, and any future commercialization efforts, and our ongoing compliance with and maintenance of public company controls, procedures and regulatory requirements and standards.

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of March 31, 2024 we had cash and cash equivalents of approximately $12.0 million. To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities. We believe that we have adequate cash on hand to cover anticipated outlays well into the second quarter of fiscal year 2024, but will need additional fundraising activities and cash on hand during the second quarter of fiscal year 2024. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition, and our ability to pursue our business strategy, and our ability to continue as a going concern. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Research and Development Expenses

We focus our resources on research and development activities, including the conduct of preclinical and clinical studies and product development and expense such costs as they are incurred. We have not historically tracked or recorded research and development expenses on a project-by-project basis, primarily because we use our employee and infrastructure resources across multiple research and development projects, and it is not practical for us to allocate such costs on a project-by-project basis. Our research and development expenses primarily consist of clinical trial expenses and employee-related expenses, including deferred salaries, salaries, benefits and taxes for personnel in research and development functions.

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

Our primary product candidates and their current status is as follows:

Drug Candidate	Indication	Status
Brilaroxazine (RP5063)	Schizophrenia	Conducted pivotal Phase 3 RECOVER-1 and long-term safety studies. Topline data for the pivotal Phase 3 RECOVER-1 study announced October 30, 2023
Brilaroxazine	Bipolar Disorder	Phase 1 complete**
Brilaroxazine	Depression-MDD	Phase 1 complete**
Brilaroxazine	Alzheimer’s (AD-Psychosis/Behavior)	Phase 1 complete**
Brilaroxazine	Parkinson’s	Phase 1 complete**
Brilaroxazine	ADHD/ADD	Phase 1 complete**
Brilaroxazine	PAH	Phase 1 complete**
Brilaroxazine	IPF	Phase 1 complete**
Brilaroxazine	Psoriasis	In pre-clinical development
RP1208	Depression	Completed pre-clinical development studies, including in vitro receptor binding studies, animal efficacy studies, and PK studies. Compound ready for IND enabling studies.
RP1208	Obesity	Completed pre-clinical development studies, including in vitro receptor binding studies and PK studies. Compound ready for animal efficacy studies.

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

Critical Accounting Estimates

Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 15, 2024. Since the date of the Annual Report, there have been no material changes in our critical accounting estimates.

Previously-Disclosed Restatement of Previously Reported Interim Condensed Consolidated Quarterly Financial Statements

The interim consolidated financial statements include corrections to the three months ended March 31, 2023, which corrections were previously presented in the audited consolidated financial statements and notes thereto, including specifically Note 10, “Quarterly Financial Data (Unaudited and Restated)”, for the fiscal year ended December 31, 2023, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 15, 2024 (sometimes hereinafter referred to as the “2023 Form 10-K”).

As previously reported in Item 4.02(a) of our Current Report on Form 8-K as filed with the SEC on April 15, 2024, and in our 2023 Form 10-K, on April 12, 2024, we concluded that our previously issued financial statements for the Restatement Periods should be restated to correct historical errors related principally to the timing of recognition of our estimated accrual of certain research and development ("R&D") expenses from a contract research organization, specifically investigator fees, were recorded as R&D expenses during the year ended December 31, 2022 and throughout the year ended December 31, 2023 when the underlying invoices were received, rather than when the services (i.e. patient visit and enrollment (“Patient Visit Date”)) were provided. In addition, we determined that an effective process for evaluating the completeness of the R&D accrual for the investigator fees was necessary. This included determining an estimate for accruals based on estimated patient site visits not yet reported, average site visits costs and average delay in site invoicing. This provides us with an accurate estimate of the costs incurred as there can be a lag between receiving an invoice for the services provided.

Therefore, as previously disclosed, we misstated R&D expenses and associated accrued liabilities for the fiscal year ended December 31, 2022 included in its Annual Report on Form 10-K, the interim financial statements for the quarterly period ended September 30, 2022 included in its Quarterly Report on Form 10-Q, and each of the interim financial statements for the quarterly periods in fiscal 2023 included in its Quarterly Reports on Form 10-Q (cumulatively, the “Restatement Periods”). Also as previously disclosed, we principally attribute the errors to (i) a material weakness in internal control activities due to a failure in the design and implementation of our controls to review clinical trial expenses, including the evaluation of the terms of clinical trial contracts, specifically, we failed to properly review and evaluate progress of expenses incurred in clinical trial contracts resulting in us not properly accruing for clinical trial expenses that were incurred but for which invoices were not yet received, and (ii) a material weakness in internal controls due to insufficient resources including in relation to our financial close and reporting process with appropriate knowledge and expertise to design, implement, document and operate effective internal controls over financial reporting. This material weakness has a pervasive impact and consequently, impacts control activities over all financial statement account balances, classes of transactions, and disclosure. These material weaknesses were previously disclosed in Item II, Part 9A of our 2023 Form 10-K, and are disclosed in Part I, Item 4 of this Quarterly Report on Form 10-Q. We have commenced procedures to remediate the material weaknesses. However, these material weaknesses will not be considered remediated until the applicable remedial actions have been fully implemented and we have concluded that these controls are operating effectively for a sufficient period of time.

The discussion of financial results presented here is reflective of the foregoing adjustments.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023:

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change	Change
	2024	2023 (as restated)	Amount	Percentage
Operating expenses
Research and development	$5,783,865	$5,484,145	$299,720	5.5%
General and administrative	2,138,241	1,500,554	637,687	42.5%
Total operating expenses	7,922,106	6,984,699
Loss from operations	(7,922,106)	(6,984,699)
Gain on remeasurement of warrant liabilities	456,177	11,126	445,051	4000.1%
Interest expense	(3,487)	(7,655)	4,168	(54.4	) %
Interest income	173,098	147,011	26,087	17.7%
Other expense	(129,894)	(14,494)	(115,400)	796.2%
Total other income, net	495,894	135,988
Loss before provision for income taxes	(7,426,212)	(6,848,711)
Provision for income taxes	7,396	2,978	4,418	148.4%
Net loss	$(7,433,608)	$(6,851,689)

Research and Development Expenses

We incurred approximately $5.8 million and $5.5 million in research and development expenses for the three months ended March 31, 2024 and 2023, respectively. The primary reason for the increase of approximately $0.3 million, or 5%, was attributable to an increase of approximately $0.2 million in stock-based compensation, an increase of approximately $0.2 million in salaries and wages, and approximately $22.7 thousand of consultant fees, offset by a decrease in clinical research and development costs of approximately $49.9 thousand for our product candidate brilaroxazine. In general, our research and development expenses are expected to increase for the foreseeable future as we continue to advance our platform and product candidates.

General and Administrative Expenses

We incurred approximately $2.1 million and $1.5 million in general and administrative expenses for the three months ended March 31, 2024 and 2023, respectively. The increase of approximately $0.6 million, or 42% was primarily attributable to increases in stock-based compensation of approximately $0.2 million and consultant and professional expenses of approximately $0.5 million, offset partially by a decrease in legal expenses of approximately $31 thousand.

Gain on Remeasurement of Warrant Liabilities

The remeasurement of warrant liabilities gain of approximately $0.5 million and $11 thousand for the three months ended March 31, 2024 and 2023, respectively, resulted from the decrease in calculated fair value principally as a result of the decrease in our stock price.

Interest Income

Interest income increased primarily due to a higher cash balance during the current period, as compared to the prior period, and the increase in market interest rates in 2024 as compared to 2023.

Other Expense

Other expense consists primarily of an unrealized foreign currency translation loss from negative foreign currency fluctuations related to the consolidation of the Company's Indian subsidiary.

Liquidity and Capital Resources

	March 31,	December 31,	Change
	2024	2023	Amount	Percentage
Balance Sheet Data:
Cash and cash equivalents	$11,973,647	$23,367,456	$(11,393,809)	(48.8	) %
Working capital	$(995,339)	$6,525,371	$(7,520,710)	(115.3	) %
Total assets	$13,496,630	$23,700,388	$(10,203,758)	(43.1	) %
Total stockholders' equity (deficit)	$(1,345,817)	$5,718,716	$(7,064,533)	(123.5	) %

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percentage
Statement of Cash Flow Data:
Net cash used in operating activities	$(11,725,809)	$(7,951,397)	$(3,774,412)	47.5%
Net cash provided by financing activities	332,000	687,093	(355,093)	(51.7	) %
Net decrease in cash and cash equivalents	$(11,393,809)	$(7,264,304)	$(4,129,505)	56.8%

Capital Resources

As of March 31, 2024, we had cash and cash equivalents of approximately $12.0 million. We believe that we have adequate cash on hand to cover anticipated outlays well into the second quarter of fiscal year 2024 but will need additional fundraising activities and cash on hand during the second quarter of fiscal year 2024. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements are issued. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; and experience any delays or encounter issues with any of the above.

As of March 31, 2024, there were 1,383,399 of the 2022 private placement warrants outstanding, issued in our September 2022 private placement financing transaction exercisable at a price of $2.40 per share, to purchase an aggregate of 1,383,399 shares of common stock. No 2022 private pre-funded warrants issued during the September 2022 Offering have been exercised as of March 31, 2024.

In January 2024, we obtained financing for certain Director & Officer liability insurance policy premiums. The governing agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies. The total premiums, taxes, and fees financed was $518,750 with an annual percentage interest rate of 7.99% and has a term of 12 months.

For the three months ended March 31, 2024 there were no warrants exercised.

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

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was approximately $11.7 million, consisting primarily of a net loss of approximately $7.4 million, coupled with a change in our operating assets and liabilities totaling approximately $4.2 million. The increase in net operating assets was primarily due to a decrease in accrued clinical expenses and other accrued expenses coupled with an increase in prepaid clinical trial costs, and an increase in prepaid expenses and other current assets, offset by an increase in accounts payable and an increase in accrued compensation.

Net cash used in operating activities for the three months ended March 31, 2023, was approximately $8.0 million, consisting primarily of a net loss of approximately $6.9 million, coupled with a change in our operating assets and liabilities totaling approximately $1.1 million. The increase in net operating assets was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities coupled with an increase in accrued clinical expenses and an increase in prepaid expenses and other current assets, offset by a decrease in prepaid clinical trial costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 consists primarily of approximately $0.4 million related to proceeds from the issuance of short-term debt.

Net cash provided by financing activities for the three months ended March 31, 2023 consists of approximately $0.7 million related to proceeds from the issuance of short-term debt and approximately $20 thousand related to proceeds from the exercise of warrants for common stock.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on such evaluation, as a result of the material weaknesses in internal control over financial reporting and clinical trial expenses described below, our principal executive officer and principal financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Notwithstanding the existence of the material weaknesses as described above, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flow as of the dates, and for the periods presented, in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 15, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2023, as filed with the SEC on April 15, 2024, may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 15, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2024, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Reviva Pharmaceuticals Holdings, Inc.
(Registrant)

Date: May 14, 2024	/s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	/s/ Narayan Prabhu
Narayan Prabhu
Chief Financial Officer
(Principal Financial and Accounting Officer)