Form 10-Q
period 2024-06-30
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2024-08-14
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ____  to ____

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

As of August 12, 2024 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 29,817,294.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

FORM 10-Q TABLE OF CONTENTS

EXPLANATORY NOTE

As previously reported by Reviva Pharmaceuticals Holdings, Inc. (together with its consolidated subsidiary, the “Company”, “we” or “us”), the audit committee (the “audit committee”) of the board of directors of the Company, after meeting with management, concluded that the Company’s previously issued financial statements for the fiscal year ended December 31, 2022 included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the interim financial statements for the quarterly period ended September 30, 2022 included in its Quarterly Report on Form 10-Q, and each of the interim financial statements for the quarterly periods in fiscal 2023 included in its Quarterly Reports on Form 10-Q (cumulatively, the “Restatement Periods”) should be restated to correct historical errors related principally to the timing of recognition of the Company’s estimated accrual of certain research and development expenses. Such restatement was reflected and included within the Company's annual financial statements for the fiscal year ended December 31, 2023 included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024.

Please refer to the Explanatory Note to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on April 15, 2024, for more information regarding the restatement. For a more detailed discussion of the correction of historical errors in the Restatement Periods, including for the three and six months ended June 30, 2023, refer to Notes 2 and 10 to the consolidated financial statements of the Company included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on April 15, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2024 and December 31, 2023

	June 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$6,178,180	$23,367,456
Prepaid clinical trial costs	528,947	78,295
Prepaid expenses and other current assets	525,826	254,637
Total current assets	7,232,953	23,700,388
Non-current prepaid clinical trial costs	819,721	—
Total Assets	$8,052,674	$23,700,388

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Short-term debt	$207,500	$—
Accounts payable	4,693,360	3,849,108
Accrued clinical expenses	7,301,782	11,966,812
Accrued compensation	1,295,978	958,607
Other accrued liabilities	445,371	400,490
Total current liabilities	13,943,991	17,175,017
Warrant liabilities	150,205	806,655
Total Liabilities	14,094,196	17,981,672

Commitments and contingencies (Note 6)

Stockholders' Equity (Deficit)
Common stock, par value of $0.0001; 115,000,000 shares authorized; 29,817,294 and 27,918,560 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,982	2,792
Preferred Stock, par value of $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	143,603,271	140,070,172
Accumulated deficit	(149,647,775)	(134,354,248)
Total stockholders' equity (deficit)	(6,041,522)	5,718,716

Total Liabilities and Stockholders' Equity (Deficit)	$8,052,674	$23,700,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(as restated)		(as restated)
Operating expenses
Research and development	$5,584,347	$8,256,336	$11,368,212	$13,740,481
General and administrative	2,545,296	3,079,301	4,683,537	4,579,855
Total operating expenses	8,129,643	11,335,637	16,051,749	18,320,336
Loss from operations	(8,129,643)	(11,335,637)	(16,051,749)	(18,320,336)
Other income (expense)
Gain (loss) on remeasurement of warrant liabilities	200,273	(456,177)	656,450	(445,051)
Interest expense	(5,153)	(12,759)	(8,640)	(20,414)
Interest income	87,610	103,080	260,708	250,091
Other expense, net	(5,621)	(19)	(135,515)	(14,513)
Total other income (expense), net	277,109	(365,875)	773,003	(229,887)
Loss before provision for income taxes	(7,852,534)	(11,701,512)	(15,278,746)	(18,550,223)
Provision for income taxes	7,385	6,436	14,781	9,414
Net loss	$(7,859,919)	$(11,707,948)	$(15,293,527)	$(18,559,637)

Net loss per share:
Basic and diluted	$(0.26)	$(0.52)	$(0.51)	$(0.84)

Weighted average shares outstanding
Basic and diluted	30,555,012	22,434,781	30,221,168	22,135,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Three and Six Months Ended June 30, 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
Three Months Ended June 30, 2024	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2024	27,918,560	$2,792	$140,439,247	$(141,787,856)	$(1,345,817)
Issuance of common stock in offering, net of transaction costs	1,898,734	190	1,494,292	—	1,494,482
Issuance of warrants in offering, net of transaction costs	—	—	1,081,689	—	1,081,689
Modification of existing warrants, net of transaction costs	—	—	229,050	—	229,050
Stock-based compensation expense	—	—	358,993	—	358,993
Net loss	—	—	—	(7,859,919)	(7,859,919)
Balance at June 30, 2024	29,817,294	$2,982	$143,603,271	$(149,647,775)	$(6,041,522)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
Six Months Ended June 30, 2024	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	27,918,560	$2,792	$140,070,172	$(134,354,248)	$5,718,716
Issuance of common stock in offering, net of transaction costs	1,898,734	190	1,494,292	—	1,494,482
Issuance of warrants in offering, net of transaction costs	—	—	1,081,689	—	1,081,689
Modification of existing warrants, net of transaction costs	—	—	229,050	—	229,050
Stock-based compensation expense	—	—	728,068	—	728,068
Net loss	—	—	—	(15,293,527)	(15,293,527)
Balance at June 30, 2024	29,817,294	$2,982	$143,603,271	$(149,647,775)	$(6,041,522)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the Three and Six Months Ended June 30, 2023

			Additional	Accumulated	Total Stockholders'
	Common Stock		Paid-In	Deficit	Equity (Deficit)
Three Months Ended June 30, 2023	Shares	Amount	Capital	(as restated)	(as restated)
Balance at March 31, 2023 (as restated)	20,452,121	$2,045	$103,556,732	$(101,945,100)	$1,613,677
Common stock issued in connection with warrant exercises	2,198,145	220	5,658,037	—	5,658,257
Stock-based compensation expense	—	—	2,620,819	—	2,620,819
Net loss (as restated)	—	—	—	(11,707,948)	(11,707,948)
Balance at June 30, 2023 (as restated)	$22,650,266	$2,265	$111,835,588	$(113,653,048)	$(1,815,195)

			Additional	Accumulated	Total Stockholders'
	Common Stock		Paid-In	Deficit	Equity (Deficit)
Six Months Ended June 30, 2023	Shares	Amount	Capital	(as restated)	(as restated)
Balance at December 31, 2022 (as restated)	20,447,371	$2,045	$103,485,612	$(95,093,411)	$8,394,246
Common stock issued in connection with warrant exercises	2,202,895	220	5,677,630	—	5,677,850
Stock-based compensation expense	—	—	2,672,346	—	2,672,346
Net loss (as restated)	—	—	—	(18,559,637)	(18,559,637)
Balance at June 30, 2023 (as restated)	$22,650,266	$2,265	$111,835,588	$(113,653,048)	$(1,815,195)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities		(as restated)
Net loss	$(15,293,527)	$(18,559,637)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(656,450)	445,051
Stock-based compensation expense	728,068	2,672,346
Changes in operating assets and liabilities:
Prepaid clinical trial costs (current and non-current)	(1,270,373)	—
Prepaid expenses and other current assets	(271,189)	(286,621)
Accounts payable	844,252	(871,984)
Accrued expenses and other current liabilities	(4,282,778)	3,332,221
Net cash used in operating activities	(20,201,997)	(13,268,624)
Cash flows from financing activities
Proceeds from issuance of short-term debt	415,000	667,500
Repayment of short-term debt	(207,500)	(445,000)
Proceeds from issuance of common stock and warrants and from modification of existing warrants, in offering, net of issuance costs	2,805,221	—
Proceeds from exercise of warrants	—	5,677,850
Net cash provided by financing activities	3,012,721	5,900,350
Net decrease in cash and cash equivalents	(17,189,276)	(7,368,274)
Cash and cash equivalents, beginning of period	23,367,456	18,519,856
Cash and cash equivalents, end of period	$6,178,180	$11,151,582

Supplemental disclosures of cash flow information:
Cash paid for taxes	$3,417	$3,941
Cash paid for interest	$8,640	$20,414

Noncash Investing and Financing Activities:
Warrant modification recorded in stockholders' deficit	$229,050	$—
Issuance of common stock warrants	$1,081,689	$—

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

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

Reclassifications

Certain amounts in the prior year’s consolidated financial statements, as of December 31, 2023 have been reclassified to conform to the current period's presentation. This involved disclosing separately, prepaid clinical trial costs from the prepaid expenses and other current assets balance, which were previously disclosed in the aggregate. This reclassification had no effect on the Company’s loss from operations, net loss, or net loss per share.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Reviva Pharmaceuticals Holdings, Inc. and its wholly owned subsidiary Reviva Pharmaceuticals, India Pvt Ltd. The Company’s subsidiary’s functional currency is the U.S. dollar. The Company recognizes a foreign currency gain or loss each reporting period, on translation of its foreign subsidiary's financial information on consolidation. Any such foreign currency gain or loss is recognized as part of other expense, net, on the condensed consolidated statement of operations. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All transactions and balances between the parent and its subsidiary have been eliminated in consolidation.

Previously-disclosed restatement of previously reported interim condensed consolidated quarterly financial statements

The interim consolidated financial statements include corrections to the three and six months ended June 30, 2023, which corrections were previously presented in the audited consolidated financial statements and notes thereto, including specifically Note 10, “Quarterly Financial Data (Unaudited and Restated)”, for the fiscal year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 15, 2024 (sometimes hereinafter referred to as the “2023 Form 10-K”).

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

The need for the restatement arose out of the results of certain financial analysis the Company performed in the course of preparing its fiscal year-end 2023 consolidated financial statements. Principally, the Company completed a detailed lookback analysis to compare certain estimated accrued clinical trial expenses, specifically investigator fees, from one contract research organization to its actual clinical trial expenses that were incurred for the respective periods for that contract research organization during the Restatement Periods based on review of historical invoices. In the course of its analysis of the actual information gathered through the lookback process, the Company detected differences between the estimated accrued amounts of those clinical trial expenses and the actual expenses recorded due primarily to the Company’s failure to properly review and evaluate expenses incurred in those clinical trial contracts resulting in the Company not properly accruing for clinical trial expenses that were incurred but for which invoices were not yet received. In addition, the Company determined that an effective process for evaluating the completeness of the research and development expense accrual for investigator fees and related costs, for that contract research organization, was necessary. This included estimated patient site visits not yet reported, average site visit costs and average delay in site invoicing. This provides the Company with an effective estimate of the costs incurred as there can be a lag between receiving an invoice for the services provided from that contract research organization. Management and the audit committee of the Company’s board of directors concluded that, in the ordinary course of closing its financial books and records, the Company previously excluded certain clinical trial expenses and associated accruals from the appropriate periods as required under applicable accounting guidelines. Therefore, the Company misstated research and development expenses, and accrued clinical expenses for the three and six months ended June 30, 2023.

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

These condensed consolidated financial statements and the corresponding discussion included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reflective of the restatement adjustments for the three and six months ended June 30, 2023, as previously presented in Note 10 to the Company’s consolidated financial statements included in the 2023 Form 10-K.

As previously disclosed in Note 10, “Quarterly Financial Data (Unaudited and Restated)”, to the Consolidated Financial Statements included in the Company’s 2023 Form 10-K, the restated line items of the consolidated statement operations for three and six months ended June 30, 2023 are as follows:

	Originally Reported	Adjustment	Restated
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2023	Three Months Ended June 30, 2023
Research and development	$8,991,250	$(734,914)	$8,256,336
Total operating expenses	12,070,551	(734,914)	11,335,637
Loss from operations	(12,070,551)	734,914	(11,335,637)
Net loss	(12,442,862)	734,914	(11,707,948)
Basic and diluted	$(0.55)	$0.03	$(0.52)

	Originally Reported	Adjustment	Restated
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2023	Six Months Ended June 30, 2023
Research and development	$14,226,249	$(485,768)	$13,740,481
Total operating expenses	18,806,104	(485,768)	18,320,336
Loss from operations	(18,806,104)	485,768	(18,320,336)
Net loss	(19,045,405)	485,768	(18,559,637)
Basic and diluted	$(0.86)	$0.02	$(0.84)

While the adjustments changed net loss, and accrued expenses and other current liabilities line items in the condensed consolidated cash flow statement, they did not have an impact on total net cash used in operating activities. Further, there was no impact on cash flows from investing or cash flows from financing activities.

As previously disclosed in Note 10, “Quarterly Financial Data (Unaudited and Restated)”, to the Consolidated Financial Statements included in the Company’s 2023 Form 10-K, the restated line items of the consolidated cash flow statement for the six months ended June 30, 2023 are as follows:

	Originally Reported	Adjustment	Restated
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2023	Six Months Ended June 30, 2023
Cash flows from operating activities
Net loss	$(19,045,405)	$485,768	$(18,559,637)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accrued expenses and other current liabilities	3,817,989	(485,768)	3,332,221
Net cash used in operating activities	$(13,268,624)	$—	$(13,268,624)

Liquidity and going concern

The Company has incurred losses since inception and as of June 30, 2024 the Company had a working capital deficit of approximately $6.7 million, an accumulated deficit of $149.6 million and cash and cash equivalents on hand of approximately $6.2 million. The Company’s net loss for the three months ended June 30, 2024 and 2023, was approximately $7.9 million and $11.7 million, respectively. The Company's net loss for the for the six months ended June 30, 2024 and 2023, was approximately $15.3 million and $18.6 million, respectively. The Company expects to incur significant expenses and increased operating losses for the next several years. The Company expects its expenses to increase in connection with its ongoing activities to research, develop and commercialize its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

The Company’s current cash on hand is not sufficient to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. The Company believes that it has adequate cash on hand to cover anticipated outlays into the third quarter of fiscal year 2024, but will need additional fundraising activities and cash on hand during the third quarter of fiscal year 2024. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The Company will seek to fund its operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. In May 2024 the Company raised capital through a registered financial offering (Note 4). Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting periods covered by the financial statements and accompanying notes. Significant areas requiring the use of management estimates include, but are not limited to, accounting for clinical trial costs, assumptions used to calculate the fair value of stock-based compensation, assumptions used to calculate the fair value of warrants, deferred taxes, and related valuation allowances. Actual results could differ materially from such estimates under different assumptions or circumstances.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Substantially, all the Company’s cash and cash equivalents are held in demand deposit and money market funds at three financial institutions. Deposits in financial institutions may, from time to time, exceed federally insured limits. Amounts held in demand deposit in excess of federally insured limits, totaled $915,028 and $786,971 as of June 30, 2024 and December 31, 2023, respectively. The Company has not experienced any losses on its deposits of cash.

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

Cash and cash equivalents

As of June 30, 2024, and December 31, 2023, the Company’s cash was maintained in demand deposit forms at three financial institutions. The Company considers any highly liquid investments, such as money market funds, with an original maturity of three months or less to be cash and cash equivalents.

The components of cash and cash equivalents were as follows:

	As of June 30, 2024	As of December 31, 2023
Cash on deposit	$1,251,654	$1,155,636
Money market funds (cash equivalents)	4,926,526	22,211,820
Cash and cash equivalents	$6,178,180	$23,367,456

Fair Value Measurements

Accounting Standards Codification ("ASC") 820, Fair Value Measurements ("ASC 820"), defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

In determining the fair value of all warrants, excluding the private-placement warrants (see Note 7), the Company utilizes the Black-Scholes model using assumptions regarding volatility of the Company's common share price, expected term of the warrants, expected divided rate, and risk-free interest rates. In determining the fair value of the private placement warrants, the Company utilizes a Lattice model using assumptions regarding volatility implied by public warrant market price, expected term of the warrants, expected dividend rate, and risk-free interest rates. Due to their short maturities, the carrying amounts for cash and cash equivalents, prepaid clinical trial costs, prepaid expenses and other current assets, accounts payable, accrued clinical expenses, accrued compensation, short-term debt, and other accrued liabilities approximate their fair value.

Short-term debt

In January 2024, the Company obtained financing for certain Director and Officer liability insurance policy premiums. The governing agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes, and fees financed was $518,750, of which of which a principal of $415,000 was financed after accounting for the up-front payment made. The financing arrangement has an annual percentage interest rate of 7.99% and a term of 12 months, with payments, inclusive of interest, payable on a monthly basis.

New accounting pronouncements not yet adopted

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This Update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendments is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

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

3.   LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common stock outstanding during the period. Diluted loss per share includes potentially dilutive securities such as stock options, warrants to purchase common stock (excluding warrants that are exercisable for $0.0001 per warrant), and shares contingently issuable for earnout unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per shares for the three and six months ended June 30, 2024 and 2023, because all such securities are anti-dilutive for all periods presented.

The components of basic and diluted net loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (as restated)	2024	2023 (as restated)
Numerator:
Net loss	$(7,859,919)	$(11,707,948)	$(15,293,527)	$(18,559,637)
Denominator:
Weighted-average common shares outstanding – basic and diluted	30,555,012	22,434,781	30,221,168	22,135,850
Net loss per share – basic and diluted	$(0.26)	$(0.52)	$(0.51)	$(0.84)

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares issuable upon exercise of stock options	1,505,572	1,547,774	1,505,572	1,547,774
Shares issuable upon exercise of warrants to purchase common stock (excluding warrants that are exercisable for $0.0001 per warrant)	22,782,603	15,030,209	22,782,603	15,030,209
Shares contingently issuable for earnout	—	1,000,000	—	1,000,000
	24,288,175	17,577,983	24,288,175	17,577,983

The diluted loss per share computation equals basic loss per share for the three and six months ended June 30, 2024 and 2023 because the Company had a net loss and the impact of the assumed exercise of stock options, certain warrants, and shares contingently issuable for earnout would have been anti-dilutive.

4.   WARRANTS

Warrant activity during the six months ended June 30, 2024, was as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	25,067,643	$6.03	$29,686,123	3.1
Issued	1,898,734	1.46	—	5.0
Outstanding as of June 30, 2024	26,966,377	$5.52	$2,519,822	2.8

May 2024 Registered Direct Offering

On May 28, 2024, the Company entered into a securities purchase agreement (the "Purchase Agreement") pursuant to which the Company sold, in a registered direct offering (the “Offering”) priced at the market under Nasdaq rules which closed on May 29, 2024, an aggregate of (i) 1,898,734 shares of its common stock, and (ii) warrants (the “Warrants”) exercisable for an aggregate of up to 1,898,734 shares of its common stock. The public offering price for each share of common stock and accompanying Warrant to purchase one share of common stock was $1.58. The Warrants have a term of 5 years and expire on May 29, 2029. The net proceeds to the Company from the Offering were $2.8 million, after deducting placement offering costs, agent fees and expenses and other offering expenses payable by the Company, of $0.4 million.

The Company evaluated the Warrants in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that they should be classified as equity instruments, with no recurring fair value measurement required. The Warrants are indexed to the Company’s common stock and are required to be settled through physical settlement or net share settlement, if exercised. Accordingly, the Warrants were recorded at their grant date fair value with no subsequent remeasurement.

The fair value of the Warrants was determined utilizing a Black-Scholes model, considering all relevant assumptions current at the date of issuance (i.e., Company stock price of $1.34, exercise price of $1.46, expected term of 5 years, volatility of 93%, risk-free interest rate of 4.6%, and expected dividend rate of 0%). Refer to Note 2 for further detail regarding how assumptions were determined. The grant date relative fair value of the Warrants was estimated to be approximately $1.1 million to additional paid-in capital in the condensed consolidated balance sheet as the warrants were determined to be equity classified, with the corresponding debit as an issuance cost of the related equity offering.

Accounting for Warrant Modification

In connection with the Offering, on May 28, 2024, the Company entered into a warrant amendment agreement with the purchaser party to the Purchase Agreement, pursuant to which the Company agreed to amend the purchaser’s existing warrants to purchase 1,365,854 shares of common stock at an exercise price of $5.00 per share issued in November 2023 (the “Existing Warrants”) in consideration for such purchaser party’s participation and purchase of approximately $3.0 million of securities in the Offering and the payment of $0.2 million to (i) lower the exercise price of the Existing Warrants to $1.455 per share and (ii) amend the expiration date of the Existing Warrants to five years following the closing of the Offering, effective upon the closing of the Offering on May 29, 2024.

ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging ("ASC 815") require issuers to account for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Pursuant to ASC 480 and ASC 815, the Company accounts for modifications of equity-classified warrant agreements by recording any increase in fair value of the modified equity-classified warrant as an equity issuance cost that reduces additional paid-in capital.

The following assumptions were used to value the modification of the warrants immediately before the modification and immediately after the modification:

	Immediately before the modification	Immediately after the modification
Risk-free interest rate	4.70%	4.60%
Remaining expected term	4.5	5.0
Expected volatility	97.00%	93.00%
Stock price on valuation date	$1.34	$1.34
Exercise price	$5.00	$1.46
Expected dividend rate	—%	—%

5. STOCKHOLDERS' EQUITY (DEFICIT), STOCK OPTION PLANS, AND STOCK-BASED COMPENSATION

Our authorized capital stock consists of:

•	115,000,000 shares of common stock, par value $0.0001 per share; and

•	10,000,000 shares of preferred stock, par value $0.0001 per share.

As of June 30, 2024 there were 29,817,294 shares of our common stock outstanding, and no shares of preferred stock outstanding.

On May 28, 2024, the Company entered into the Purchase Agreement for the sale of shares of common stock and the warrants. Refer to Note 4, Warrants, for additional details.

As of June 30, 2024, the Company has shares of common stock reserved for future issuance as follows:

Shares underlying outstanding warrants	24,751,368
Shares reserved for future issuance under the 2020 Equity Incentive Plan	3,871,121
Stock options outstanding	1,505,572
Total common stock reserved for future issuance	30,128,061

2006 and 2020 Equity Incentive Plans

As of December 31, 2023, there were an aggregate of 1,004,263 shares of common stock available for issuance under the 2020 Equity Incentive Plan, subject to equitable adjustment in the event of stock splits and other capital changes (the “Share Reserve”). Following the December 31, 2023 balance sheet date, in accordance with the “evergreen” provision in our 2020 Equity Incentive Plan (the "Evergreen Provision"), an additional 2,791,856 shares were automatically made available for issuance on the first day of 2024, which represents 10% of the number of shares of the Company’s common stock outstanding on December 31, 2023. As a result, as of June 30, 2024, the Share Reserve available for future awards under the 2020 Equity Incentive Plan stood at 3,871,121 shares, after accounting for the above described 2024 Evergreen Increase and options forfeited in the first and second quarters of 2024.

As of June 30, 2024, the Share Reserve related to previously issued and outstanding awards under the 2006 Equity Incentive Plan stood at 16,747. No new grants of awards are permitted under the 2006 Equity Incentive Plan.

Stock-Based Compensation Expense

The Company records stock-based compensation expense based on the fair value of stock options granted to employees, non-employee consultants and non-employee directors. During the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of approximately $0.4 million and $2.6 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of approximately $0.7 million and $2.7 million, respectively. As of June 30, 2024 the Company had unrecognized stock-based compensation expense of $2.4 million, which is expected to be recognized over a weighted-average period of 2.0 years.

There were no options granted during the six months ended June 30, 2024.

Activity under the stock plans for the six months ended June 30, 2024 is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise price per share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2023	1,004,263	1,580,574	$6.51	9.11	$300,969
Expired	75,002	(75,002)	6.74
Evergreen plan increase	2,791,856
Balance, June 30, 2024	3,871,121	1,505,572	$6.49	8.61	$2,850
Options exercisable at June 30, 2024		915,196	$6.80	8.42	$2,492

For the three months ended June 30, 2024 and 2023, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Three months ended, June 30,
	2024	2023
Research and development	$184,883	$992,473
General and administrative	174,110	1,628,346
Total stock-based compensation expense	$358,993	$2,620,819

For the six months ended June 30, 2024 and 2023, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Six months ended, June 30,
	2024	2023
Research and development	$379,779	$1,033,867
General and administrative	348,289	1,638,479
Total stock-based compensation expense	$728,068	$2,672,346

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

As part of the Company's agreement with one of its clinical research organizations, the Company is required to maintain a 7% upfront float for fees related to expenses incurred in clinical studies. When the float has depleted to 15% (i.e. 85% of the float has been used) the Company will receive an invoice to replenish the float up to 7% of the remaining estimated budget for the studies. As of December 31, 2023 and June 30, 2024, the Company had no remaining prepaid float balance.

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

Operating Leases

During the period covered by these condensed consolidated financial statements, the Company had two leases. The first was a twelve-month lease on its former corporate office located at 19925 Stevens Creek Blvd., Suite 100, Cupertino, CA 95014. The monthly lease payment was approximately $1,447 and the lease was renewed in February 2022 and again on February 1, 2023, for another 12-month term. This lease terminated on January 31, 2024. The second lease was for a new corporate office located at 10080 N. Wolfe Road, Suite SW3-200, Cupertino, CA 95014. The monthly lease payment was approximately $4,300 and the lease was entered into beginning December 1, 2023 for a 12-month term. The operating lease cost on these leases for the three months ended June 30, 2024 and 2023 was approximately $13,100 and $5,200, respectively. The operating lease cost on these leases for the six months ended June 30, 2024 and 2023 was approximately $24,300 and $10,200, respectively.

Litigation

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

7. FAIR VALUE MEASUREMENTS

The following tables provide a summary of the assets and liabilities that are required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$4,929,526	$—	$—	$4,929,526
Total assets measured and recorded at fair value	$4,929,526	$—	$—	$4,929,526
Liabilities:
Warrant liabilities	$—	$—	$150,205	$150,205
Total liabilities measured and recorded at fair value	$—	$—	$150,205	$150,205

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$22,211,820	$—	$—	$22,211,820
Total assets measured and recorded at fair value	$22,211,820	$—	$—	$22,211,820
Liabilities:
Warrant liabilities	$—	$—	$806,655	$806,655
Total liabilities measured and recorded at fair value	$—	$—	$806,655	$806,655

The following table summarizes the changes in the fair value of the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$350,478	$556,313	$806,655	$567,439
Change in fair value of warrant liabilities	(200,273)	456,177	(656,450)	445,051
Balance, end of period	$150,205	$1,012,490	$150,205	$1,012,490

In prior years, the Company issued warrants to purchase 556,313 shares of common stock in a private placement (the "Private Warrants") and classified the warrants as derivative liabilites, pursuant to ASC 815, as the warrants have an exercise price that is subject to potential adjustment, with subsequent changes in their fair values to be recognized in the condensed consolidated statement of operations at each reporting date. The Company calculated the fair value of the Private Warrants as of June 30, 2024 and December 31, 2023 as $150,205 and $806,655, respectively, using a Lattice model. The key inputs used in the Lattice calculation were the following:

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.92%	4.25%
Remaining expected term of Private warrants	1.46	1.96
Expected volatility (1)	144.50%	89.00%
Stock price on valuation date	$1.28	$5.15
Exercise price	$11.50	$11.50
Expected dividend rate	—%	—%

(1) Based on volatility implied by guideline company publicly traded warrant market prices.

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

●	expectations regarding our ability to continue as a going concern;

●	our ability to grow and manage growth economically;

●	our ability to retain key executives and medical and science personnel;

●	the possibility that our products in development succeed in or fail clinical trials or are not approved by the FDA or other applicable authorities;

●	the possibility that we could be forced to delay, reduce or eliminate our planned clinical trials or development programs;

●	our ability to obtain approval from regulatory agents in different jurisdictions for our current or future product candidates;

●	changes in applicable laws or regulations;

●	changes to our relationships within the pharmaceutical ecosystem;

●	the performance of third-party suppliers and manufacturers and our ability to find additional suppliers and manufacturers and obtain alternative sources of raw materials;

●	our current and future capital requirements to support our development and commercialization efforts and our ability to satisfy our capital needs;

●	our ability to access capital on acceptable terms in a rising interest rate and tighter credit environment;

●	the accuracy of our estimates regarding expenses and capital requirements, including estimated costs of our clinical studies;

●	our limited operating history;

●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;

●	the valuation of our private common warrants could increase the volatility in our net income (loss);

●	changes in the markets that we target;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our exposure to any liability, protracted and costly litigation or reputational damage relating to data security;

●	the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;

●	the commercial, reputational and regulatory risks to our business that may arise as a consequence of our previously-disclosed restatement of our financial statements;

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

Our lead drug candidate, brilaroxazine, is in clinical development and is intended to treat multiple neuropsychiatric indications. These include schizophrenia, bipolar disorder (“BD”), major depressive disorder (“MDD”), attention-deficit/hyperactivity disorder (“ADHD”), behavioral and psychotic symptoms of dementia and Alzheimer’s disease (“BPSD”), and Parkinson’s disease psychosis (“PDP”). Furthermore, brilaroxazine is also ready for clinical development for two respiratory indications - pulmonary arterial hypertension (“PAH”) and idiopathic pulmonary fibrosis (“IPF”). The U.S. Food and Drug Administration (the "FDA") granted Orphan Drug Designation to brilaroxazine for the treatment of PAH in November 2016 and IPF in April 2018. Brilaroxazine also is in preclinical development for the treatment of psoriasis.

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

Key statistically significant and clinically meaningful improvements with brilaroxazine vs. placebo in patients with schizophrenia and a mean PANSS total score of 97-99 at baseline include:

Primary and Secondary Endpoints	Point Reduction/ Improvement for Brilaroxazine 50 mg vs. Placebo at Week 4	Cohen's d Effect Size	P Value
PANSS Total Score	10.1	0.6	<0.001
Positive Symptoms	2.8	0.5	<0.001
Negative Symptoms ("NS")	2.0	0.4	0.003
NS Marder Factor	2.1	0.4	0.002
PANSS Social Cognition	1.6	0.5	<0.001
PANSS Excitement/Agitation	2.1	0.5	<0.001
Personal and Social Performance	6.3	0.5	<0.001
CGI-S score	≥1	0.5	<0.001

Key clinical safety and tolerability findings of brilaroxazine support a well-tolerated safety profile

•	No drug related serious adverse events (SAEs) or treatment-emergent SAEs (TESAEs) observed or major safety concerns reported for brilaroxazine after 4 weeks of treatment;
•	No incidence of suicidal ideation;
•	No significant change in bodyweight and blood glucose levels;
•	Significant decrease in cholesterol, LDL and increase in HDL compared to placebo;
•	Significant decrease in prolactin and no change in thyroid levels compared to placebo;
•	Akathisia and extrapyramidal symptoms <1% reported for brilaroxazine 50 mg and none for 15 mg;
•	Common brilaroxazine treatment-emergent adverse events (TEAEs) were headache (<6%) and somnolence (7.5%) generally transient in nature; and
•	Low discontinuation rates with brilaroxazine that were less than placebo (16% in brilaroxazine 50mg and 19% in brilaroxazine 15mg vs. 22% placebo).

The clinical development plan for brilaroxazine also includes the completed positive Phase 2 REFRESH trial, an ongoing 1-year open label extension (OLE) trial evaluating long-term safety and tolerability, and a soon to be initiated registrational global, randomized 4-week Phase 3 RECOVER-2 trial (the “RECOVER-2 Trial”). We expect to report topline data from the OLE trial in Q4-2024, and we expect to initiate the registrational RECOVER-2 Trial in the third quarter of 2024, with completion anticipated in the fourth quarter of 2025. RECOVER-2 was originally designed as a 6-week study, but after discussion between Reviva and the FDA, the agency has agreed that it can be conducted as a 4-week study. In addition, the FDA indicated that it will require a long-term randomized withdrawal study post-approval to support maintenance of effect. Data from these brilaroxazine clinical trials will potentially support the planned NDA submission to the FDA in the first quarter of 2026.

Open Label Extension (OLE) Trial Enrollment Update

In August 2024, we provided the following enrollment update on our ongoing 1-year open-label extension (OLE) study evaluating the long-term safety and tolerability of brilaroxazine in patients with schizophrenia.

•	Trial progressing as expected in the United States, Europe (Bulgaria) and Asia (India)
•	424 patients enrolled in the study; 230 patients currently on treatment in the study
•	65 patients have completed 12 months of treatment
•	53 patients who completed 9 months treatment currently in the study
•	About 200 patients completed 6 months of treatment
•	Long-term safety data from 100 patients who have completed 12 months of treatment is a requirement for brilaroxazine’s NDA submission to the FDA
•	We are on track to complete the 12 months long-term safety study in Q4 2024

May 2024 Registered Direct Offering

On May 29, 2024, we closed our registered direct Offering, pursuant to which we issued and sold an aggregate of 1,898,734 shares of our common stock and the Warrants to purchase up to 1,898,734 shares of our common stock at a combined offering price of $1.58 per share of common stock and accompanying Warrant. The Warrants have an exercise price of $1.455 per share, are immediately exercisable and expire five years following the date of issuance.

In connection with the Offering, we also agreed to amend certain existing warrants held by the investor in the Offering to purchase up to an aggregate of 1,365,854 shares of our common stock that were previously issued to the investor in November 2023, with an exercise price of $5.00 per share, for $0.125 per amended warrant, so that the amended warrants have a reduced exercise price of $1.455 per share and expire five years following the closing of the Offering.

Financial Overview

We have incurred losses since inception and as of June 30, 2024 we have a working capital deficit of approximately $6.7 million, an accumulated deficit of $149.6 million and cash and cash equivalents on hand of approximately $6.2 million. Our net loss for the three months ended June 30, 2024 and 2023, was approximately $7.9 million and $11.7 million, respectively. Our net loss for the for the six months ended June 30, 2024 and 2023, was approximately $15.3 million and $18.6 million, respectively. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our potential product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The largest recurring component of our total operating expenses has historically been research and development activities. we expect our research and development expenses will increase for the next several years as we advance our development programs, pursue regulatory approval of our product candidates in the U.S. and other jurisdictions and prepare for potential commercialization, which would require a significant investment in costs related to contract manufacturing, inventory buildup and sales and marketing activities.

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

Previously-Disclosed Restatement of Previously Reported Interim Condensed Consolidated Quarterly Financial Statements

The interim consolidated financial statements include corrections to the three and six months ended June 30, 2023, which corrections were previously presented in the audited consolidated financial statements and notes thereto, including specifically Note 10, “Quarterly Financial Data (Unaudited and Restated)”, for the fiscal year ended December 31, 2023, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 15, 2024 (sometimes hereinafter referred to as the “2023 Form 10-K”).

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023:

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change	Change
	2024	2023 (as restated)	Amount	Percentage
Operating expenses
Research and development	$5,584,347	$8,256,336	$(2,671,989)	(32.4)%
General and administrative	2,545,296	3,079,301	(534,005)	(17.3)%
Total operating expenses	8,129,643	11,335,637
Loss from operations	(8,129,643)	(11,335,637)
Gain (loss) on remeasurement of warrant liabilities	200,273	(456,177)	656,450	(143.9)%
Interest expense	(5,153)	(12,759)	7,606	(59.6)%
Interest income	87,610	103,080	(15,470)	(15.0)%
Other expense, net	(5,621)	(19)	(5,602)	29,484.2%
Total other income (expense), net	277,109	(365,875)
Loss before provision for income taxes	(7,852,534)	(11,701,512)
Provision for income taxes	7,385	6,436	949	14.7%
Net loss	$(7,859,919)	$(11,707,948)

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses represent both internal and external costs.

For the three months ended June 30, 2024 and 2023, research and development expenses were approximately $5.6 million and $8.3 million, respectively. Specifically, during the three months ended June 30, 2024 and 2023, our research and development costs consisted primarily of the following costs associated with our key research and development project for advancing the clinical development of brilaroxazine during the reporting periods, namely our RECOVER-1 Trial for our Phase 3 clinical study for brilaroxazine: (i) internal salaries, wages and other payroll related costs for employees involved in research and development activities, of approximately $0.7 million and $0.8 million, respectively; (ii) internal share-based compensation expenses with respect to employees involved in research and development activities, of approximately $0.2 million and $1.0 million, respectively; (iii) other research and development related costs, of an insignificant amount and approximately $0.1 million, respectively; and (iv) external research and development expenses, of approximately $4.7 million and $6.4 million, respectively, (which includes clinical (including clinical consulting) research and development costs of approximately $3.6 million and $5.4 million, respectively, non-clinical safety related costs of approximately $0.2 million and $0.6 million, respectively, non-clinical manufacturing related costs of approximately $0.9 million and $0.3 million, respectively, and non-clinical consulting and other related costs of an insignificant amount and approximately $0.1 million, respectively).

The decrease in research and development expenses for the three months ended June 30, 2024 was primarily due to:

●	The transition from the RECOVER-1 Study to the OLE Study. RECOVER-1 was an inpatient study whereas OLE is an outpatient study.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with our ongoing operations, including expenses associated with activities required to complete the development of brilaroxazine in schizophrenia including our planned registrational RECOVER-2 Trial, to take us through the submission of the planned NDA for brilaroxazine, together with additional costs post-NDA submission in preparation of potential commercialization if approved. For additional information, please see the discussion appearing above in the introductory section of this Part I-Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q, under the caption “Financial Overview–Research and Development Expenses”.

General and Administrative Expenses

For the three months ended June 30, 2024 and 2023, general and administrative expenses were approximately $2.5 million and $3.1 million, respectively. Specifically, during the three months ended June 30, 2024 and 2023, our general and administrative expenses consisted primarily of: (i) stock-based compensation expense of approximately $0.2 million and $1.6 million, respectively; (ii) consultant and professional expenses of approximately $1.1 million and $0.3 million, respectively; (iii) legal expenses of approximately $0.5 million and $0.4 million, respectively; (iv) employee related expenses of approximately $0.5 million and $0.4 million, respectively; and (v) other general and administrative expenses of approximately $0.2 million and $0.4 million, respectively.

Gain (Loss) on Remeasurement of Warrant Liabilities

We recognized a remeasurement of warrant liabilities gain of approximately $0.2 million and a loss of approximately $0.5 million for the three months ended June 30, 2024 and 2023, respectively. The approximate $0.2 million gain on remeasurement of warrant liabilities for the three months ended June 30, 2024 resulted from the decrease in the calculated fair value of the warrants, principally as a result of the decrease in our stock price during the three months ended June 30, 2024. The approximate $0.5 million loss on remeasurement of warrant liabilities for the three months ended June 30, 2023 resulted from the increase in calculated fair value of the warrant liabilities, principally as a result of the increase in stock price during the three months ended June 30, 2023.

Interest Expense

We incurred interest expense of approximately $5.2 thousand and $12.8 thousand for the three months ended June 30, 2024 and 2023, respectively. The approximate $7.6 thousand decrease in interest expense was primarily caused by a decrease in the corresponding short-term debt balance for the period.

Interest Income

Interest income was approximately $87.6 thousand and $103.1 thousand for the three months ended June 30, 2024 and 2023, respectively. While there has been an increase in market interest rates in 2024 compared to 2023, interest income decreased approximately $15.5 thousand primarily due to the Company maintaining a lower cash balance throughout the current period, as compared to the prior period.

Other Expense, net

Other expense incurred was approximately $5.6 thousand and $0.02 thousand for the three months ended June 30, 2024 and 2023, respectively. The approximate $5.6 thousand decrease was primarily attributable to an unrealized foreign currency translation loss from negative foreign currency fluctuations related to the consolidation of the Company's Indian subsidiary.

Comparison of the six months ended June 30, 2024 and 2023:

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change	Change
	2024	2023 (as restated)	Amount	Percentage
Operating expenses
Research and development	$11,368,212	$13,740,481	$(2,372,369)	(17.3)%
General and administrative	4,683,537	4,579,855	103,682	2.3%
Total operating expenses	16,051,749	18,320,336
Loss from operations	(16,051,749)	(18,320,336)
Gain (loss) on remeasurement of warrant liabilities	656,450	(445,051)	1,101,501	(247.5)%
Interest expense	(8,640)	(20,414)	11,774	(57.7)%
Interest income	260,708	250,091	10,617	4.2%
Other expense, net	(135,515)	(14,513)	(121,002)	833.7%
Total other income (expense), net	773,003	(229,887)
Loss before provision for income taxes	(15,278,746)	(18,550,223)
Provision for income taxes	14,781	9,414	5,367	57.0%
Net loss	$(15,293,527)	$(18,559,637)

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses represent both internal and external costs.

For the six months ended June 30, 2024 and 2023, research and development expenses were approximately $11.4 million and $13.7 million, respectively. Specifically, during the six months ended June 30, 2024 and 2023, our research and development costs consisted primarily of the following costs associated with our key research and development project for advancing the clinical development of brilaroxazine during the reporting periods, namely our RECOVER-1 Trial for our Phase 3 clinical study for brilaroxazine: (i) internal salaries, wages and other payroll related costs for employees involved in research and development activities, of approximately $1.5 million and $1.4 million, respectively; (ii) internal share-based compensation expenses with respect to employees involved in research and development activities, of approximately $0.4 million and $1.0 million, respectively; (iii) other research and development related costs, of an insignificant amount and approximately $0.2 million, respectively; and (iv) external research and development expenses, of approximately $9.5 million and $11.1 million, respectively (which includes clinical (including clinical consulting) research and development costs of approximately $6.9 million and $9.1 million, respectively, non-clinical safety related costs of approximately $0.5 million and $1.3 million, respectively, non-clinical manufacturing related costs of approximately $1.8 million and $0.5 million, respectively, and non-clinical consulting and other related costs of approximately $0.3 million and $0.2 million, respectively).

The decrease in research and development expenses for the six months ended June 30, 2024 was primarily due to:

●	The transition from the RECOVER-1 Study to the OLE Study. RECOVER-1 was an inpatient study whereas OLE is an outpatient study.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with our ongoing operations, including expenses associated with activities required to complete the development of brilaroxazine in schizophrenia including our planned registrational RECOVER-2 Trial, to take us through the submission of the planned NDA for brilaroxazine, together with additional costs post-NDA submission in preparation of potential commercialization if approved. For additional information, please see the discussion appearing above in the introductory section of this Part I-Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q, under the caption “Financial Overview–Research and Development Expenses”.

General and Administrative Expenses

For the six months ended June 30, 2024 and 2023, general and administrative expenses were approximately $4.7 million and $4.6 million, respectively. Specifically, during the six months ended June 30, 2024 and 2023, our general and administrative expenses consisted primarily of: (i) stock-based compensation expense of approximately $0.3 million and $1.6 million, respectively; (ii) consultant and professional expenses of approximately $2.1 million and $0.8 million, respectively; (iii) legal expenses of approximately $0.8 million and $0.6 million, respectively; (iv) employee related expenses of approximately $1.0 million and $0.9 million, respectively; and (v) other general and administrative expenses of approximately $0.4 million and $0.7 million, respectively.

Gain (Loss) on Remeasurement of Warrant Liabilities

We recognized a remeasurement of warrant liabilities gain of approximately $0.7 million and a loss of $0.4 million for the six months ended June 30, 2024 and 2023, respectively. The approximate $0.7 million gain on remeasurement of warrant liabilities for the six months ended June 30, 2024 resulted from the decrease in the calculated fair value of the warrants, principally as a result of the decrease in our stock price during the six months ended June 30, 2024. The approximate $0.4 million loss on remeasurement of warrant liabilities for the six months ended June 30, 2023 resulted from the increase in the calculated fair value of the warrants, principally as a result of the increase in stock price during the six months ended June 30, 2023.

Interest Expense

We incurred interest expense of approximately $8.6 thousand and $20.4 thousand for the six months ended June 30, 2024 and 2023, respectively. The approximate $11.8 thousand decrease in interest expense was primarily caused by a decrease in the corresponding short-term debt balance for the period.

Interest Income

Interest income was approximately $260.7 thousand and $250.1 thousand for the six months ended June 30, 2024 and 2023, respectively. Interest income slightly increased by approximately $10.6 thousand primarily due to the increase in market interest rates in 2024 as compared to 2023, offset partially by the Company maintaining a lower cash balance at the end of the six month period compared to the prior period.

Other Expense, net

Other expense incurred was approximately $135.5 thousand and $14.5 thousand for the six months ended June 30, 2024 and 2023, respectively. The approximate $121.0 thousand increase in other expense was primarily attributable to an unrealized foreign currency translation loss from negative foreign currency fluctuations related to the consolidation of the Company's Indian subsidiary.

Liquidity and Capital Resources

		December 31,	Change
	June 30, 2024	2023	Amount	Percentage
Balance Sheet Data:
Cash and cash equivalents	$6,178,180	$23,367,456	$(17,189,276)	(73.6)%
Working capital (deficit)	(6,711,038)	6,525,371	(13,236,409)	(202.8)%
Total assets	8,052,674	23,700,388	(15,647,714)	(66.0)%
Total stockholders' equity (deficit)	(6,041,522)	5,718,716	(11,760,238)	(205.6)%

	Six Months Ended June 30,		Change
	2024	2023	Amount	Percentage
Statement of Cash Flow Data:
Net cash used in operating activities	$(20,201,997)	$(13,268,624)	$(6,933,373)	52.3%
Net cash provided by financing activities	3,012,721	5,900,350	(2,887,629)	(48.9)%
Net decrease in cash and cash equivalents	$(17,189,276)	$(7,368,274)	$(9,821,002)	133.3%

Capital Resources

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of June 30, 2024 we had cash and cash equivalents of approximately $6.2 million. To fund our current operating plans, we will need to raise additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities. We believe that we have adequate cash on hand to cover anticipated outlays into the third quarter of fiscal year 2024, but will need additional fundraising activities and cash on hand during the third quarter of fiscal year 2024. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. In May 2024 we raised capital through a registered financial offering. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition, and our ability to pursue our business strategy, and our ability to continue as a going concern. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

In January 2024, we obtained financing for certain Director & Officer liability insurance policy premiums. The governing agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies. The total premiums, taxes, and fees financed was $519 thousand with an annual percentage interest rate of 7.99% and has a term of 12 months.

For the six months ended June 30, 2024 there were no warrants exercised.

On May 28, 2024, we entered into the Purchase Agreement pursuant to which we sold, in the Offering, priced at the market under Nasdaq rules which closed on May 29, 2024, an aggregate of (i) 1,898,734 shares of our common stock, and (ii) the Warrants, which are exercisable for an aggregate of up to 1,898,734 shares of our common stock. The public offering price for each share of our common stock and accompanying Warrant to purchase one share of our common stock was $1.58. The Warrants have a term of 5 years and expire on May 29, 2029. The net proceeds to the Company from the Offering were $2.8 million, after deducting placement offering costs, agent fees and expenses and other offering expenses payable by the Company, of approximately $0.4 million.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of equity or debt financings and collaboration agreements. We do not currently have any committed external sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration agreements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan, or curtail or cease operations. We will need to generate significant revenues to achieve profitability, and we may never do so.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was approximately $20.2 million, consisting primarily of a net loss of approximately $15.3 million, adjusted for non-cash items, including a change in fair value of warrant liabilities gain of approximately $0.7 million, and stock-based compensation expense of approximately $0.8 million, coupled with a change in our operating assets and liabilities totaling approximately $5.0 million. The $5.0 million change in net operating assets and liabilities was primarily due to a decrease in accrued clinical expenses and other accrued expenses coupled with an increase in prepaid clinical trial costs, and an increase in prepaid expenses and other current assets, offset by an increase in accounts payable and an increase in accrued compensation.

Net cash used in operating activities for the six months ended June 30, 2023, was approximately $13.3 million, consisting primarily of a net loss of approximately $18.6 million, adjusted for non-cash items, including a change in fair value of warrant liabilities loss of approximately $0.4 million, and stock-based compensation expense of approximately $2.7 million, coupled with a change in our operating assets and liabilities totaling approximately $2.2 million. The $2.2 million change in net operating assets and liabilities was primarily due to a decrease in accounts payable coupled with an increase in accrued expenses and other current liabilities and prepaid expenses and other current assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $3.0 million. Cash provided by financing activities was attributable to approximately $2.8 million in proceeds from the issuance of common stock and warrants and from modification of existing warrants, net of issuance costs, approximately $0.4 million related to proceeds from the issuance of short-term debt, slightly offset by the repayments of short-term debt of approximately $0.2 million.

Net cash provided by financing activities for the six months ended June 30, 2023 was approximately $5.9 million. Cash provided by financing activities was attributable to approximately $0.7 million in proceeds from the issuance of short-term debt and approximately $5.7 million in proceeds from the exercise of warrants for common stock, slightly offset by the repayments of short-term debt of approximately $0.5 million.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on such evaluation, as a result of the material weaknesses in internal control over financial reporting and clinical trial expenses described below, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2024, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

4.1	Form of Common Warrant from May 2024 Offering (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2024).
4.2	Form of Warrant Amendment Agreement from May 2024 Offering (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2024)
10.1	Form of Securities Purchase Agreement from May 2024 Offering (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed herewith.

**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be deemed to be incorporated by reference into any filing under such Act or the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates such certifications by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reviva Pharmaceuticals Holdings, Inc. (Registrant)

Date: August 14, 2024	/s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	/s/ Narayan Prabhu
Narayan Prabhu
Chief Financial Officer
(Principal Financial and Accounting Officer)