Form 10-K
period 2024-12-31
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2025-04-03
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2024 as reported by the Nasdaq Capital Market on such date, was approximately $31.8 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 14, 2025 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 46,739,949.

DOCUMENTS INCORPORATED BY REFERENCE

None.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

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

●	our ability to grow and manage growth economically;

●	our ability to retain key executives and medical and science personnel;

●	the possibility that our products in development succeed in or fail clinical trials or are not approved by the U.S. Food and Drug Administration or other applicable authorities;

●	the possibility that we could be forced to delay, reduce or eliminate our planned clinical trials or development programs;

●	our ability to obtain approval from regulatory agents in different jurisdictions for our current or future product candidates;

●	changes in applicable laws or regulations;

●	changes to our relationships within the pharmaceutical ecosystem;

●	the performance of third-party suppliers and manufacturers and our ability to find additional suppliers and manufacturers and obtain alternative sources of raw materials;

●	our current and future capital requirements to support our development and commercialization efforts and our ability to satisfy our capital needs;

●	our ability to access capital on acceptable terms in a rising interest rate and tighter credit environment;

●	expectations regarding our ability to continue as a going concern;

●	the accuracy of our estimates regarding expenses and capital requirements, including estimated costs of our clinical studies;

●	our limited operating history;

●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;

●	the valuation of our private common warrants could increase the volatility in our net income (loss);

●	changes in the markets that we target;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our exposure to any liability, protracted and costly litigation or reputational damage relating to data security;

●	the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;

●	any disruption to our business that may occur on a longer-term basis should we be unable to remediate the material weaknesses we have identified in our internal controls;

●	our ability to maintain the listing of our common stock and listed warrants on Nasdaq; and

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. Please see “Part I-Item 1A-Risk Factors” for additional risks which could adversely impact our business and financial performance.

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

Our lead drug candidate, brilaroxazine, is in clinical development and is intended to treat multiple neuropsychiatric indications. These include schizophrenia, bipolar disorder (“BD”), major depressive disorder (“MDD”), attention–deficit/hyperactivity disorder (“ADHD”), behavioral and psychotic symptoms of dementia and Alzheimer’s disease (“BPSD”), and Parkinson’s disease psychosis (“PDP”). Furthermore, brilaroxazine is also ready for clinical development for two respiratory indications —  pulmonary arterial hypertension (“PAH”) and idiopathic pulmonary fibrosis (“IPF”). The U.S. Food and Drug Administration ("FDA") granted Orphan Drug Designation to brilaroxazine for the treatment of PAH in November 2016 and IPF in April 2018. Brilaroxazine also is in preclinical development for the treatment of psoriasis.

Our primary focus is to complete the clinical development of brilaroxazine for the treatment of acute and maintenance schizophrenia.

On October 30, 2023, we announced positive topline results from our Phase 3 RECOVER 1 trial (the “RECOVER-1 Trial”), which is a global Phase 3, randomized, double-blind, placebo-controlled, multicenter study designed to assess the safety and efficacy of brilaroxazine in approximately 400 patients with acute schizophrenia compared to placebo. See “Phase 3 RECOVER-1 Data” below for more details on brilaroxazine development.

Subject to the receipt of additional financing, we may also continue the clinical development of brilaroxazine for the treatment of BD, MDD, ADHD, BPSD, PDP, PAH and IPF. Moreover, subject to the receipt of additional financing, we may also advance the development of our second drug candidate, RP1208, for the treatment of depression and obesity.

Phase 3 RECOVER-1 Data

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

Key statistically significant and clinically meaningful improvements with brilaroxazine vs. placebo in patients with schizophrenia and a mean PANSS total score of 97-99 at baseline include:

Figure	Primary and Secondary Endpoints	Point Reduction/ Improvement for Brilaroxazine 50 mg vs. Placebo at Week 4	Cohen’s d Effect Size	P Value
Figure 9	PANSS Total Score	10.1	0.6	< 0.001
Figure 10A	Positive Symptoms	2.8	0.5	< 0.001
Figure 10B	PANSS Excitement/Agitation	2.1	0.5	< 0.001
Figure 11A	Negative Symptoms (NS)	2.0	0.4	0.003
Figure 11B	NS Marder Factor	2.1	0.4	0.002
Figure 12A	PANSS Social Cognition	1.6	0.5	< 0.001
Figure 12B	Personal & Social Performance	6.3	0.5	< 0.001
Figure 13B	CGI-S Score	≥1	0.5	< 0.001

Key clinical safety and tolerability findings of brilaroxazine support a well-tolerated safety profile

●	No drug related serious adverse events (SAEs) or treatment-emergent SAEs (TESAEs) observed or major safety concerns reported for brilaroxazine after 4 weeks of treatment;
●	No incidence of suicidal ideation;
●	No significant change in bodyweight and blood glucose levels compared to placebo;
●	Significant decrease in cholesterol, LDL and increase in HDL compared to placebo;
●	Significant decrease in prolactin and no change in thyroid levels compared to placebo;
●	Akathisia and extrapyramidal symptoms <1% reported for brilaroxazine 50 mg and none for 15 mg;
●	Common brilaroxazine treatment-emergent adverse events (TEAEs) were headache (<6%) and somnolence (<7.5%) generally transient in nature; and
●	Low discontinuation rates with brilaroxazine that were less than placebo (16% in brilaroxazine 50mg and 19% in brilaroxazine 15mg vs. 22% placebo).

The clinical development plan for brilaroxazine also includes the completed positive Phase 2 REFRESH trial, an ongoing 1-year open label extension (OLE) trial evaluating long-term safety and tolerability, and a soon to be initiated registrational global, randomized 4-week Phase 3 RECOVER 2 trial (the “RECOVER-2 Trial”). We reported positive preliminary topline data from the OLE in December 2024, with the OLE expected to complete in Q2-2025, and we expect to initiate the registrational RECOVER-2 Trial in mid-2025, subject to receipt of additional financing, with topline readout anticipated in the third quarter of 2026. RECOVER-2 was originally designed as a 6-week study, but after discussion between Reviva and FDA, the agency has agreed that it can be conducted as a 4-week study. Data from these brilaroxazine clinical trials will potentially support the planned NDA submission to the FDA in the fourth quarter of 2026.

Open Label Extension (OLE) Trial- Enrollment Update and Topline Data

The OLE portion of the RECOVER Study is being conducted globally at multiple centers to assess the safety, and efficacy of brilaroxazine at flexible doses of 15, 30 or 50 mg, administered once daily for 52-weeks (1-year) in patients with stable schizophrenia. The OLE included both rollover participants from the double-blind portion of RECOVER study and de novo participants with stable schizophrenia. Long-term safety data from a minimum of 100 patients who have completed 1-year of treatment is a requirement for brilaroxazine’s NDA submission to the FDA.

In November 2024, we provided an enrollment update on our ongoing OLE evaluating the long-term safety and tolerability of brilaroxazine in patients with schizophrenia, including the following:

●	Global trial progressing well;
●	108 patients have completed 1-year (12-month) of treatment;
●	Over 250 patients have completed 6-months of treatment;
●	Blood and digital biomarkers designed to independently support efficacy; and
●	Long-term safety data from 100 patients who have completed 12 months of treatment is a requirement for brilaroxazine’s NDA submission to the FDA.

On December 16, 2024, we announced positive preliminary topline data from our OLE evaluating the long-term safety and tolerability of brilaroxazine in patients with schizophrenia. Administration of brilaroxazine once daily led to robust broad-spectrum efficacy that was sustained over 1 year. Brilaroxazine was generally well tolerated with no single side effect >5% and favorable compliance, with a discontinuation rate of 35% in the OLE part of this study. All three doses of brilaroxazine (15 mg, 30 mg and 50 mg) tested were efficacious and generally well-tolerated.

Key safety, efficacy and compliance findings for pooled analysis of brilaroxazine at 15, 30, and 50 mg include:

●	A total number of 435 patients were enrolled in the OLE across three dose groups: 139 in brilaroxazine 15 mg, 155 in brilaroxazine 30mg and 141 in brilaroxazine 50mg
●	156 (35.86%) rollover participants from the double-blind portion of the Phase 3 trial, while 279 (64.13%) de novo participants enrolled in the OLE
●

Preliminary efficacy results are presented for 113 patients who completed 52 weeks (1 year) of treatment; preliminary safety results are presented for all 435 patients who enrolled in the OLE, including patients that are still participating in the trial

Brilaroxazine across doses improved major symptom domains of schizophrenia after 1-year of treatment:

●

Dose dependent efficacy at the 15, 30, and 50 mg doses was observed, with decreases in PANSS total scores of -15.2, -18.6 and -20.8 points, respectively, from baseline to end-of-treatment at 52 -week (1-year)

●

Pooled data of brilaroxazine at the 15, 30, and 50 mg doses (N = 113) demonstrated clinically meaningful and sustained long-term (1-year) efficacy for schizophrenia with a significant decrease in PANSS total scores, PANSS positive symptoms, and PANSS negative symptoms compared to baseline

○ PANSS Total scores: 18.6-point decrease (71.6 53), p ≤ 0.0001
○ PANSS Positive Symptoms: 5.2-point decrease (17.7 12.5), p ≤ 0.0001
○ PANSS Negative Symptoms: 4.5-point decrease (19.5 15.0), p ≤ 0.0001
●

Brilaroxazine demonstrated strong sustained efficacy from acute through maintenance treatment over 1 -year with a decrease in PANSS Total score in rollover patients from the double-blind portion of the trial

○ ≥30-point decrease of PANSS total in 86.76% of patients
○ ≥40-point decrease of PANSS total in 64.70% of patients
○ ≥50-point decrease of PANSS total in 33.82% of patients

Long-term clinical safety, tolerability and adherence findings of brilaroxazine administered for up to one year support a well-tolerated safety profile:

●	15.2% of participants reported at least one treatment-related adverse event (TRAE), which were mostly mild (12.2%) or moderate (3%) in severity and transient in nature
●	Most common TRAEs ≥1% were weight increase (3.2%), insomnia (1.8%) and somnolence (1.6%)
●	Brilaroxazine was not associated with any clinically meaningful changes in movement disorder scales over 1 -year treatment
●

No drug-related serious adverse events (SAEs) observed or major safety concerns reported for brilaroxazine after up to 1 -year of treatment; 3 serious adverse events were reported and none were related to brilaroxazine treatment

●	Treatment discontinuation rate of 35% reported in this OLE, primarily due to withdrawal of consent (22%), participant lost to follow up (7%), and treatment-related adverse events (1.6%)

Collectively, the findings from the OLE (52-week/1-year) portion of the Phase 3 RECOVER study further strengthen the safety, efficacy and treatment adherence findings from the double-blind (4-week) portion of RECOVER.

Development Status Chart

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

We have completed a clinical Phase 1a study in healthy subjects, a Phase 1b study in stable schizophrenia patients, a Phase 2 study in acute schizophrenia and schizoaffective patients, and the Phase 3 RECOVER-1 Trial in acute schizophrenia patients. Additionally, we announced preliminary topline data from our OLE evaluating the long-term safety and tolerability of brilaroxazine in patients with schizophrenia.

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

Figure 4. Brilaroxazine Phase 2 Clinical Efficacy for Acute Schizophrenia and Major Comorbid Symptoms

A. Efficacy Data for Acute Schizophrenia (Primary Endpoint)	B. Efficacy Data for Negative Symptoms (Secondary Endpoint)

C. Efficacy Data for Positive Symptoms (Secondary Endpoint)	D. Efficacy Data for Social Functioning (Secondary Endpoint)

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

Figure 6. Brilaroxazine Side Effect Profile in the Phase 2 Clinical Study in Acute Schizophrenia (4 weeks, N=234)

6A. CNS or Neuroleptic Side effects

Extrapyramidal Side effects (%)	Akathisia (%)

6B. Endocrine Side Effects

Change in Prolactin (mIU/L)	Change in Thyroid T-4 (pmol/L)

6C. Metabolic Side Effects

Change in Cholesterol (mmol/L)	Change in Triglyceride (mmol/L)

Change in Bodyweight (%)	Change in Blood Sugar (mmol/L)

Overall, all 3 fixed doses of brilaroxazine were well tolerated with no clinically relevant major adverse effects in any of the 3 brilaroxazine dosing cohorts. Particularly, there were no significant changes in: EPS (all scales of gait, akathisia, abnormal movements); metabolic parameters (body weight, blood glucose); or cardiac parameters (ECG or incidence of orthostatic hypotension). Patients with pre-existing movement disorders (e.g. EPS, akathisia) were not excluded per protocol, and most patients who reported motor side effects were on concomitant medication (e.g., anticholinergic agents) used for treating movement disorders. Since brilaroxazine is not intended as a treatment for movement disorders, patients with pre-existing movement disorders may exhibit recurrence. Therefore, it is difficult to determine the causality of motor side effects in patients with pre-existing movement disorders. There was a favorable decrease in cholesterol and triglycerides, which, along with the aforementioned lack of significant changes in weight and glucose, suggests that neither metabolic syndrome nor a prediabetic condition are caused by brilaroxazine.

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

Key statistically significant and clinically meaningful improvements with brilaroxazine vs. placebo in patients with schizophrenia and a mean PANSS total score of 97-99 at baseline include:

Figure	Primary and Secondary Endpoints	Point Reduction/ Improvement for Brilaroxazine 50 mg vs. Placebo at Week 4	Cohen’s d Effect Size	P Value
Figure 9	PANSS Total Score	10.1	0.6	< 0.001
Figure 10A	Positive Symptoms	2.8	0.5	< 0.001
Figure 10B	PANSS Excitement/Agitation	2.1	0.5	< 0.001
Figure 11A	Negative Symptoms (NS)	2.0	0.4	0.003
Figure 11B	NS Marder Factor	2.1	0.4	0.002
Figure 12A	PANSS Social Cognition	1.6	0.5	< 0.001
Figure 12B	Personal & Social Performance	6.3	0.5	< 0.001
Figure 13B	CGI-S score	>1	0.5	< 0.001

Key clinical safety and tolerability findings of brilaroxazine support a safe and well-tolerated profile

●	No drug related serious adverse events (SAEs) or treatment-emergent SAEs (TESAEs) observed or major safety concerns reported for brilaroxazine after 4 weeks of treatment;

●	No incidence of suicidal ideation;

●	No significant change in bodyweight and blood glucose levels compared to placebo;

●	Significant decrease in cholesterol, LDL and increase in HDL compared to placebo;

●	Significant decrease in prolactin and no change in thyroid levels compared to placebo;

●	Akathisia and extrapyramidal symptoms <1% reported for brilaroxazine 50 mg and none for 15 mg; and

●	Common brilaroxazine treatment-emergent adverse events (TEAEs) were headache (<6%) and somnolence (<7.5%) generally transient in nature; and

●	Low discontinuation rates with brilaroxazine that were less than placebo (16% in brilaroxazine 50mg and 19% in brilaroxazine 15mg vs. 22% placebo).

The clinical development plan for brilaroxazine consists of the completed positive Phase 2 REFRESH and Phase 3 RECOVER 1 trials, as well as an ongoing 1-year open label extension (OLE) trial evaluating the long-term safety and tolerability, and soon to be initiated registrational global, randomized 4-week RECOVER-2 Trial. We reported positive preliminary topline data from the OLE in December 2024, with the OLE expected to complete in Q2-2025, and we expect to initiate the registrational RECOVER-2 Trial in the second quarter of 2025, subject to receipt of additional financing, with topline readout anticipated in the third quarter of 2026. RECOVER-2 was originally designed as a 6-week study, but after discussion between Reviva and FDA, the agency has agreed that it can be conducted as a 4-week study. These data from our brilaroxazine clinical development plan will potentially support the planned NDA submission to the FDA in the fourth quarter of 2026.

OLE Trial - Enrollment Update and Topline Data

The OLE portion of the RECOVER Study is being conducted globally at multiple centers to assess the safety, and efficacy of brilaroxazine at flexible doses of 15, 30 or 50 mg, administered once daily for 52-weeks (1-year) in patients with stable schizophrenia. The OLE included both rollover participants from the double-blind portion of RECOVER study and de novo participants with stable schizophrenia. Long-term safety data from a minimum of 100 patients who have completed 1-year of treatment is a requirement for brilaroxazine’s NDA submission to the FDA.

In November 2024, we provided the following enrollment update on our ongoing OLE evaluating the long-term safety and tolerability of brilaroxazine in patients with schizophrenia.

•	Global trial progressing well;

•	108 patients have completed 1-year (12-month) of treatment;

•	Over 250 patients have completed 6-months of treatment;

•	Blood and digital biomarkers designed to independently support efficacy

•	Long-term safety data from 100 patients who have completed 12 months of treatment is a requirement for brilaroxazine’s NDA submission to the FDA; and

On December 16, 2024, we announced positive preliminary topline data from our OLE evaluating the long-term safety and tolerability of brilaroxazine in patients with schizophrenia. Administration of brilaroxazine once daily led to robust broad-spectrum efficacy that was sustained over 1 year. Brilaroxazine was generally well tolerated with no single side effect >5% and favorable compliance, with a discontinuation rate of 35% in the OLE part of this study. All three doses of brilaroxazine (15 mg, 30 mg and 50 mg) tested were efficacious and generally well-tolerated.

Key safety, efficacy and compliance findings for pooled analysis of brilaroxazine at 15, 30, and 50 mg include:

•	A total number of 435 patients were enrolled in the OLE across three dose groups: 139 in brilaroxazine 15 mg, 155 in brilaroxazine 30mg and 141 in brilaroxazine 50mg

•	156 (35.86%) rollover participants from the double-blind portion of the Phase 3 trial, while 279 (64.13%) de novo participants enrolled in the OLE

•

Preliminary efficacy results are presented for 113 patients who completed 52 weeks (1 year) of treatment; preliminary safety results are presented for all 435 patients who enrolled in the OLE, including patients that are still participating in the trial

Brilaroxazine across doses improved major symptom domains of schizophrenia after 1-year of treatment:

•

Dose dependent efficacy at the 15, 30, and 50 mg doses was observed, with decreases in PANSS total scores of -15.2, -18.6 and -20.8 points, respectively, from baseline to end-of-treatment at 52 -week (1-year)

•

Pooled data of brilaroxazine at the 15, 30, and 50 mg doses (N = 113) demonstrated clinically meaningful and sustained long-term (1-year) efficacy for schizophrenia with a significant decrease in PANSS total scores, PANSS positive symptoms, and PANSS negative symptoms compared to baseline

○  PANSS Total scores: 18.6-point decrease (71.6  53), p ≤ 0.0001

○  PANSS Positive Symptoms: 5.2-point decrease (17.7  12.5), p ≤ 0.0001

○  PANSS Negative Symptoms: 4.5-point decrease (19.5 15.0), p ≤ 0.0001

•

Brilaroxazine demonstrated strong sustained efficacy from acute through maintenance treatment over 1 -year with a decrease in PANSS Total score in rollover patients from the double-blind portion of the trial

○  ≥30-point decrease of PANSS total in 86.76% of patients

○  ≥40-point decrease of PANSS total in 64.70% of patients

○  ≥50-point decrease of PANSS total in 33.82% of patients

Long-term clinical safety, tolerability and adherence findings of brilaroxazine administered for up to one year support a well-tolerated safety profile:

•	15.2% of participants reported at least one treatment-related adverse event (TRAE), which were mostly mild (12.2%) or moderate (3%) in severity and transient in nature

•	Most common TRAEs ≥1% were weight increase (3.2%), insomnia (1.8%) and somnolence (1.6%)

•	Brilaroxazine was not associated with any clinically meaningful changes in movement disorder scales over 1 -year treatment

•

No drug-related serious adverse events (SAEs) observed or major safety concerns reported for brilaroxazine after up to 1 -year of treatment; 3 serious adverse events were reported and none were related to brilaroxazine treatment

•	Treatment discontinuation rate of 35% reported in this OLE, primarily due to withdrawal of consent (22%), participant lost to follow up (7%), and treatment-related adverse events (1.6%)

Collectively, the findings from the OLE (52-week/1-year) portion of the Phase 3 RECOVER study further strengthen the safety, efficacy and treatment adherence findings from the double-blind (4-week) portion of RECOVER.

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

Subject to the receipt of additional financing, we may proceed with Phase 2 studies for brilaroxazine in BD, MDD, and ADHD, potentially as early as the first half of 2026.

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

Figure 15. Effect of brilaroxazine Treatment in MCT (15A) and Sugen-Hypoxia (15B) Induced PAH in Rats

A. Treatment Effects on PAH	B. Treatment Effects on Lung Vascular Structure

Brilaroxazine Clinical Development for PAH

We had a pre-investigational new drug application (“IND”) meeting with the FDA in August 2017, in which we presented brilaroxazine preclinical development data including efficacy results for PAH in rodent models, the data of regulatory compliant non-clinical studies (e.g., safety pharmacology studies, toxicology studies, and Chemistry, Manufacturing, and Controls (CMC) development), and the data of clinical Phase 1 studies. We discussed the Phase 2 clinical development plan with FDA and sought the agency’s guidance for our clinical development plan for a disease modifying label claim based on the positive specific clinical outcome. Pursuant to the agency’s guidance, we designed our clinical development plan to seek to obtain a disease modifying label claim.

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

Figure 16. Effect of brilaroxazine (RP5063) as a Monotherapy and Co-administered with Standard of Care Nintedanib and Pirfenidone in Bleomycin (BLM) Induced IPF in Rats

A. Treatment Effects on Lung Hydroxyproline	B. Treatment Effects on Lung Alveoli Fibrosis
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

Figure 17. Effect of brilaroxazine Treatment in Bleomycin (BLM) Induced IPF in Rats

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

The tail-suspension test in male BALB/c mice with 1, 3, 10, and 30mg/kg doses evaluated the antidepressant activity of RP1208. Venlafaxine, an approved antipsychotic drug, 60 mg/kg, was the positive control in the study. RP1208 has shown statistically robust significant reduction in immobility time at 3 mg/kg (p = <0.05), 10 mg/kg (p = <0.01), and 30 mg/kg (p = <0.001) doses. The antidepressant activity of RP1208, as measured by reduction in immobility time at different dose levels, was dose-dependent with no adverse effects (Figure 18).

Subject to the receipt of additional financing, we may also advance the development of RP1208 for depression and obesity.

Figure 18. Effect of RP1208 in Immobility Time in Male BALB/c Mice in Tail Suspension Test

MARKET

Neuropsychiatric Diseases Schizophrenia, Bipolar Disorder (BD), Major Depressive Disorder (MDD), and Attention-Deficit/Hyperactivity Disorder (ADHD)

Schizophrenia, BD, and MDD are major neuropsychiatric diseases often chronic in nature. These neuropsychiatric diseases exhibit distinct symptoms yet share varying degrees of overlapping conditions that include psychosis, depression, and cognitive impairments. Schizophrenia is a complex debilitating psychiatric disease involving a mix of positive and negative symptoms, along with mood disorder (e.g. depression and anxiety) and cognitive impairment. As presented in 2020, SARDAA estimates schizophrenia can be found in approximately 1.1% of the world’s population, regardless of racial, ethnic or economic background, with approximately 3.5 million people diagnosed in the U.S. Schizophrenia imposes substantial burden on patients, their families and overall society. Treatment and other economic costs due to schizophrenia are enormous, estimated by SARDAA to be between $32.5 and $65 billion annually. Antipsychotic drugs are the first-line treatment for patients with schizophrenia. Increasing awareness among patients and physicians in the field of mental health, particularly schizophrenia is likely to increase the penetration of antipsychotic drugs in the market. Currently, second and third-generation antipsychotics capture significant market share. Pipeline drugs undergoing clinical trials intend to block specific subtypes of serotonin and dopamine receptors which would help to mitigate the symptoms and address unmet medical needs. According to a 2024 report from Market Research Future, the estimated global drugs market size for schizophrenia is anticipated to reach approximately $13.4 billion by 2032 (Figure 13).

Figure 13. Estimated Global Projected Drug Market Size for Select Indications

BD, a medical illness with substantial morbidity and mortality, involves episodic, recurrent mania or hypomania, and major depression. An article published in 2018 in the journal Therapeutic Advances in Psychopharmacology estimates that the global prevalence of bipolar spectrum disorders is approximately 2.4%, with approximately 0.6% for bipolar I and approximately 0.4% for bipolar II. The same journal article indicates prevalence of bipolar I in the U.S. has been found to be 1%, slightly higher than in other countries. In recent years, the general public awareness of the symptoms and treatment of BD is on the rise. Typically, the treatment for BD is for a lifetime. Antipsychotic drugs are the standard of care for patients with BD. According to a 2022 article from SkyQuest, the estimated global drugs market size for BD treatment is estimated to reach approximately $6.1 billion by the year 2028 (Figure 13).

MDD is a common, chronic, recurrent, and debilitating psychiatric condition, leading to significant impairments in personal functional capacities. MDD is one of the most common mental disorders in the United States. NIMH has estimated the prevalence of MDD among U.S. adults aged 18 or older at 17.3 million in 2017. NIMH also indicated the prevalence was higher among females (8.7%) compared to males (5.3%). Antipsychotic drugs are standard of care either as a monotherapy or as an adjuvant treatment for patients with MDD. According to a 2022 report from Future Market Insights, the estimated global drugs market size for the treatment of MDD is estimated to reach approximately $14.9 billion by the year 2032 (Figure 13).

ADHD is a lifespan neurodevelopmental disorder, which typically manifest early in development, characterized by severe difficulties maintaining attention, coupled with impulsivity and hyperactivity (American Psychiatric Association, 2013). Other related secondary symptoms of ADHD may be social, emotional, and learning impairments, and comorbidity with psychiatric disorders such as disruptive behavioral disorders, depression and anxiety disorders is relatively high. The ADHD features are displayed in a persistent pattern that is pervasive across multiple settings and causes substantial functional impairment of personal, social, academic, or occupational functioning. An article published in Lancet 2020 reported worldwide estimated prevalence of ADHD is 5.29%. According to a 2023 report from Polaris Market Research, the estimated global drugs market size for the treatment of ADHD is estimated to reach approximately $30.5 billion by the year 2032.

Respiratory Diseases Pulmonary Arterial Hypertension (PAH) and Idiopathic pulmonary Fibrosis (IPF)

PAH and IPF are serious fatal lung diseases. Currently, there is no cure for PAH and IPF diseases. PAH is a progressive, debilitating condition characterized by pulmonary vascular resistance leading to right ventricular failure and death. According to an article published in 2016 in the journal The Lancet Respiratory Medicine, the global prevalence of PAH is estimated at 6.6 – 26.0 cases per million with 1.1 – 7.6 incidences per million adults per year. The same article indicates PAH is frequently diagnosed in older patients, particularly those 65 years and older. As presented in 2020, NORD estimates PAH occurs 3 – 5 times more frequently in females than in males, and it tends to affect females between the ages of 30 and 60. Pursuant to a study published in 2012, post-diagnosis of PAH, survival rates are approximately 1 year in 85%, 3 years in 68%, and 5 years in 57% of patients, respectively (Benza RL et al, CHEST 2012, 142(2):448-456). We believe the PAH treatment market may exhibit growth as drivers accountable for the potential market growth include a globally growing older population coupled with causative diseases including interstitial lung diseases (ILD), human immunodeficiency virus (HIV) infection, connective tissue disorders, chronic liver diseases, sedentary lifestyle and other idiopathic conditions. The presence of favorable government support in the U.S. such as Orphan Drug Act (ODA) 1983 and the Rare Disease Act (RDA) of 2002 to facilitate the development of orphan drugs with benefits including tax incentives (reduced taxes/tax credits equal to half of the development costs), clinical research subsidies, and improved patent protection and marketing rights. According to a 2023 report from Precedence Research, the estimated global drugs market size for the treatment of PAH is projected to reach $12.1 billion by 2032 (Figure 13).

IPF is a chronic, progressive, and fatal lung disease. In 2019, Medscape reported the worldwide prevalence of IPF is estimated at 20 cases per 100,000 persons for males and 13 cases per 100,000 persons for females. Medscape also reported that in the U.S., the prevalence among individuals aged 50 years or older ranges from 27.9 to 63 cases per 100,000. Medscape also reported, for patients suffering from IPF, the estimated mean survival is 2 – 5 years from the time of diagnosis and that mortality rates are estimated at 64.3 deaths per million in men and 58.4 deaths per million in women. IPF involves chronic inflammation and progressive fibrosis of the alveoli. This pathology leads to destroyed lung architecture, reduced lung capacity, impaired oxygenation, and a decline in lung function. Treatment involves the FDA approved drugs nintedanib (Ofev), and pirfenidone (Esbriet), lung transplantation and palliative care. According to a 2024 report from SkyQuest, the estimated global drugs market size for IPF is anticipated to reach approximately $6.4 billion by 2031 (Figure 13).

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

Employees

We have fourteen full-time employees, and utilize consultants, a contract research organization (“CRO”) and third parties to perform our pre-clinical studies, clinical studies, manufacturing, regulatory, administrative, and financial functions. We believe our relations with our employees are good. We anticipate that the number of people we employ may grow significantly as we continue to develop our current products or if we develop new product candidates in the future.

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

Regulatory Matters

The FDA and other federal, state, local and foreign regulatory agencies impose substantial requirements upon the clinical development, approval, labeling, manufacture, marketing and distribution of drug products. These agencies regulate, among other things, research and development activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of our product candidates. Products that we may develop or acquire in the future must be approved by the FDA before they may be legally marketed in the United States. The regulatory approval process is generally lengthy and expensive, with no guarantee of a positive result. Moreover, failure to comply with applicable requirements by the FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, injunctive relief including partial or total suspension of production, or withdrawal of a product from the market.

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

An investment in our common stock is speculative and illiquid and involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report and our other reports filed with the SEC. The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and financial condition. If any of the following risks actually materialize, our business, financial condition and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our common stock.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties. The following summarizes key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed risk factors contained below.

●	We have never generated any product revenues;
●	we expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability;
●	our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern;
●

we are heavily dependent on the success of brilaroxazine, our only advanced product candidate, which is still under clinical development, and if brilaroxazine does not receive regulatory approval or is not successfully commercialized, our business will be harmed;

●	we face risks related to health epidemics and outbreaks, including any future health crises, pandemics or other events, which could adversely impact our business, including our clinical trials;
●

raising additional funds by issuing securities may cause dilution to existing stockholders, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights;

●

we have identified material weaknesses in our internal control over financial reporting as of December 31, 2024. If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Stock and listed Warrants;

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

●

our officers, directors, and principal stockholders exercise significant control over our Company, and will control our Company for the foreseeable future, including the outcome of matters requiring stockholder approval;

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

Even if we receive regulatory approval for the commercialization of brilaroxazine, we do not know when this product candidate will generate revenue, if at all. RP1208 is in pre-clinical development. Our ability to generate product revenue depends on a number of factors, including our ability to:

●	successfully develop, complete pre-clinical and clinical trials and obtain regulatory approval for the marketing of our product candidates;
●	set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payors;
●	establish sales, marketing and distribution systems for our product candidates;
●	add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts and operations;
●	initiate and continue relationships with third-party manufacturers and have commercial quantities of our product candidates manufactured at acceptable cost levels;
●	attract and retain an experienced management and advisory team;
●	achieve broad market acceptance of our products in the medical community and with third-party payors and consumers;
●	launch commercial sales of our products, whether alone or in collaboration with others; and
●	maintain, expand and protect our intellectual property portfolio.

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues and cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses through the projected commercialization of brilaroxazine and RP1208. For the year ended December 31, 2024, we reported a loss of $29.9 million and a negative cash flow from operations of $33.5 million. We had an accumulated deficit of $164.3 million and had cash and cash equivalents of $13.5 million as of December 31, 2024.

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

We expect our research and development expenses to be significant in connection with the following ongoing and planned research:

●

further studies in connection with our clinical development plan for brilaroxazine for schizophrenia, including completion of our ongoing 1-year open label extension (OLE) trial evaluating long-term safety and tolerability, and our planned registrational RECOVER-2 Trial;

●	Phase 2 studies for the treatment of PAH, IPF, BD, MDD, AD, PD, ADHD/ADD;
●	pre-clinical studies and clinical studies for RP1208 for the treatment of depression and obesity.

Further, we will require additional capital to proceed with the planned research described above. See "Risks Related to Our Business, Financial Position and Capital Requirements — We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of brilaroxazine and RP1208.”

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

We have recognized recurring losses, and as of December 31, 2024, had an accumulated deficit of $164.3 million. We anticipate operating losses to continue for the foreseeable future due to, among other things expenses related to ongoing activities to research, develop and commercialize our product candidates. We expect the cash and cash equivalents of $13.5 million at December 31, 2024 to be insufficient to meet our operating and capital requirements at least 12 months from the filing of this Annual Report on Form 10-K. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our planned clinical trials or research and development programs or make changes to our operating plan, or curtail or cease operations These factors among others create a substantial doubt about our ability to continue as a going concern.

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

●	the FDA may require development of a risk evaluation and mitigation strategy, or REMS, as a condition of approval;
●	the FDA may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or
●	the FDA may change its approval policies or adopt new regulations.

We face risks related to health epidemics and outbreaks, including any future health crises, pandemics or other events, which could adversely impact our business, including our clinical trials.

Disease outbreaks, epidemics and pandemics, in regions where we have concentrations of clinical trial sites and other business operations, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics may have negative impacts on our ability to initiate new clinical trial sites, enroll new patients and maintain existing patients who are participating in clinical trials, which may result in increased clinical trial costs, longer timelines and delays in our ability to obtain regulatory approvals of our product candidates, if at all. For example, patient enrollment and recruitment could be delayed due to local clinical trial site protocols designed to protect staff and patients from certain outbreaks, which could delay the expected timelines for data readouts of our preclinical studies and clinical trials. Additionally, general supply chain issues may be exacerbated during disease outbreaks, epidemics or pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. Moreover, the extent to which disease outbreaks, epidemics and pandemics may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business. A future disease outbreak, epidemic or pandemic adversely affects our business, financial condition, results of operations and growth prospects.

As a result of the COVID-19 pandemic, we previously experienced, and in the event of any future outbreaks, epidemics or health crises, may experience disruptions that could severely impact our business and clinical trials. The effects of any health crises in the future, such as future resurgence or new strains or outbreaks,  and the potential effects on our business and operations are uncertain. The impacts of potential future health crises could pose the risk that we or our employees, suppliers, future customers in the event of product approval, and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. This could disrupt our ability to operate our business, including producing drug product and administering our preclinical and clinical studies. In addition, fluctuations in demand and other implications associated with the COVID-19 pandemic previously resulted in, and similar crises could in the future result in, certain supply chain constraints and challenges in the broader markets and economy generally, which could impact our business and supply sources.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our shares or make investments. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise develop and market ourselves, make changes to our operating plan, or curtail or cease operations.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2024, we had fourteen employees, and we are highly dependent on our management personnel, especially Laxminarayan Bhat, our Chief Executive Officer and Narayan Prabhu, our Chief Financial Officer. We expect to hire a significant number of additional employees for our managerial, clinical, scientific, operational, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management has no prior experience in managing these growth activities and may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to such activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize brilaroxazine and RP1208 and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We may seek to enter into strategic alliances or collaborative arrangements with pharmaceutical companies or other industry participants in order to advance our development of brilaroxazine or, in the future, RP1208 or other product candidates, and to reduce our costs of development. If we seek such alliances or collaborative arrangements, we may not be able to negotiate such alliances or collaborative arrangements on acceptable terms, if at all. We face significant competition from other biopharmaceutical companies for appropriate partners in such alliances or arrangements. Furthermore, if we are successful in entering strategic alliances or collaborative arrangements, we may not be able to maintain such alliances or arrangements for a sufficient amount of time to commercialize brilaroxazine, RP1208 or other product candidates, or such alliances or arrangements may not result in successful development of our products. If we seek suitable alliances or arrangements but then fail to create or to maintain these, we may have to limit the size or scope of, or delay, our development of brilaroxazine, RP1208 or other future product candidates. If we elect to fund our development or research programs on our own, we will have to increase our expenditures and will need to obtain additional funding, which may be unavailable or available only on unfavorable terms. See "Risks Related to Our Business, Financial Position and Capital Requirements — We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of brilaroxazine and RP1208.”

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

Our business depends on the proper functioning and availability of our computer systems and networks. Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, threat actors, ransomware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of brilaroxazine, RP1208 or any future product candidate could be delayed. Any successful cyber-security attack or other unauthorized attempt to access our systems also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to substantial penalties under HIPAA and other federal and state privacy laws, in addition to private litigation with those affected.

Computer system interruptions, cyber-attacks or security breaches could significantly disrupt our product development programs and our ability to operate our business.

Our computer systems, as well as those of various third parties on which we rely, may sustain damage from computer viruses, threat actors, ransomware, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any significant system failure, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any product candidate could be delayed.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2024. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Stock and listed Warrants.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a non-accelerated filer under the U.S. securities laws, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

As more particularly described in this Annual Report on Form 10-K below in “Item 9A. Controls and Procedures.” we have identified material weaknesses in our internal control over financial reporting as of December 31, 2024, including (i) an entity-level material weakness involving an ineffective control environment, including  an insufficient number of personnel with an appropriate level of knowledge and experience to create the proper environment for effective internal control over financial reporting, and not maintaining the other components of the Committee of Sponsoring Organizations of the Treadway Commission framework, including appropriate risk assessment, control activities, information and communication, and certain monitoring activities components, and (ii) the entity-level material weaknesses contributed to other material weaknesses within our system of internal control over financial reporting, including (a) we did not design and maintain effective information technology (IT) general controls for certain information systems supporting our key financial reporting processes, and (b) we did not design and maintain effective process-level controls, which affects substantially all account balances and disclosures. These material weaknesses have a pervasive impact and consequently, impact control activities over all financial statement account balances, classes of transactions, and disclosure. We are committed to continuing to improve our internal control over financial reporting. As of the date hereof, we have commenced procedures to remediate the material weaknesses. We will continue to monitor the design and effectiveness of these procedures and controls and make any further changes we determine appropriate. However, these material weaknesses will not be considered remediated until the applicable remedial actions have been fully implemented and we have concluded that these controls are operating effectively for a sufficient period of time.

We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the ongoing remediation of material weaknesses in our internal control over financial reporting. We are implementing and will continue to implement additional processes utilizing existing resources and adding new resources as needed. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the ongoing remediation of material weaknesses in our internal controls.

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

Specifically, prior to and in connection with the closing of our Business Combination, our predecessor company, Tenzing, issued public warrants to purchase 6,325,000 shares (the "Public Warrants”) and liability classified private-placement warrants to purchase 556,313 shares (the "Private Warrants”). For a full description of the Public Warrants and the Private Warrants, refer to (i) the registration statement on Form S-4 (File No. 333-245057), filed in connection with the Business Combination, declared effective by the SEC on November 10, 2020 and (ii) our "Description of Securities” included as Exhibit 4.1 to this Annual Report on Form 10-K. Each of the Public Warrants and Private Warrants entitles the holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment. We originally classified the Public Warrants and the Private Warrants as equity in our previously issued audited consolidated balance sheet as of December 31, 2020, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively, referred to as the "Financial Statements") included in our Annual Report on Form 10-K filed on March 22, 2021.

On April 12, 2021, the Staff of the Securities and Exchange Commission ("SEC Staff”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the "Statement”). In the Statement, SEC Staff made the observation that certain contractual provisions included in many Special Purpose Acquisition Company warrant agreements may result in such warrants needing to be classified as a liability rather than as equity.

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

The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about legal and regulatory changes, including potential changes to tax laws, and new or increased tariffs and the potential for retaliatory tariffs and “trade wars” and consequential effects on the economy, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

In 2023, the closures of Silicon Valley Bank ("SVB”) and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (the "FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of market participants to access near-term working capital needs, and create additional market and economic uncertainty. Since the March 2023 failure and FDIC takeover of SVB and the inability of its customers to readily access their cash deposits, there has been a heightened risk and greater focus on the potential failures of other banks in the future. As of December 31, 2024, we maintained all of our cash with three financial institutions, including SVB, and certain of our cash balance with these financial institutions were in excess of the FDIC insurance limit. If these banks fail in the future, we may not be able to immediately (or ever) recover our cash in excess of the FDIC insured limits which would adversely impact our operating liquidity and could negatively impact our operations, results of operations and financial performance.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to change, including due to judicial challenges.

The U. S. biopharmaceutical industry is highly regulated and subject to frequent and substantial changes, including as a result of new judicial or government actions. Legislative and regulatory agendas as they relate to the biopharmaceutical industry are currently uncertain. Changes in the regulatory approval process, or substantial reductions in the personnel who oversee that process, could affect our ability to obtain regulatory approval for our product candidates or the timeline in which we can obtain that approval. We and our current and future third-party collaborators may rely on government programs or agencies, such as the National Institutes for Health (“NIH”), as a source of grant funding for scientific research relevant to our product candidates. Funding from government agencies such as the NIH can fluctuate and is subject to the political process, which is often unpredictable. Reductions in NIH grants to us or our third-party collaborators may adversely impact our ability to develop our existing product candidates and our ability to identify new product candidates. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision could have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework may increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies could be subject to increased litigation and judicial scrutiny. We cannot predict how other future federal or state legislative or administrative changes relating to healthcare reform or the biopharmaceutical industry, or the regulatory agencies that oversee the biopharmaceutical industry, will affect our business.

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

Prior to submitting a new drug application (“NDA”) to the FDA, a marketing authorization application, or MAA, to the EMA, or an equivalent application to other foreign regulatory authorities for approval of brilaroxazine, we will need to complete our clinical studies including the RECOVER-2 Trial.

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

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing brilaroxazine, RP1208 or any future product candidate and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

In 2018, Congress passed the Foreign Investment Risk Review Modernization Act of 2018 ("FIRRMA”), which expanded the jurisdiction of the Committee on Foreign Investment in the United States ("CFIUS”) to review direct or indirect foreign investments in U.S. companies. Among other things, FIRRMA empowers CFIUS to require certain foreign investors to make mandatory filings, permits CFIUS, to charge filing fees related to such filings, and empowers CFIUS to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Any such restrictions on the ability to purchase shares of our common stock may have the effect of delaying or deterring any particular investment and could also affect the price that some investors are willing to pay for our common stock. In addition, such restrictions could also limit the opportunity for our stockholders to receive a premium for their shares of our common stock in relation to any potential change in control.

Our current and future relationships with foreign actors such as, health care and administrative professionals at foreign state owned hospitals or foreign government healthcare regulators will be subject to applicable anti-corruption laws regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable anti-corruption and anti-bribery laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we market, sell and distribute our products. Such laws include the Foreign Corrupt Practices Act of 1977, as amended (the "FCPA”) prohibits any offer, payment, promise to pay or authorization to pay any money, gift or thing of value to any Foreign Official, political party, or candidate for office for the purpose of influencing any act or failure to act by the recipient, in his or her official capacity, in order to obtain or retain business, or inducing the recipient to use influence to affect a decision of a foreign government or agency in order to obtain or retain business for anyone. The FCPA also imposes recordkeeping requirements and internal controls provisions, which, among other things, require the issuer to keep accurate books, records, and accounts.

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

●

the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other "transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other "transfers of value” to such physician owners (covered manufacturers are required to submit reports to the government by the 90th day of each calendar year); and

●

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

For example, in the United States, the Patient Protection and Affordable Care Act of 2010 ("ACA”) substantially changed the way health care is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Many provisions of ACA impact the biopharmaceutical industry, including that in order for a biopharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the drug pricing program under the Public Health Services Act, or PHS.

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

Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our third-party collaborators may rely on, which could negatively impact the development of our product candidates.

We and our current and future third-party collaborators may rely on government programs or agencies, such as the NIH, as a source of grant funding for scientific research relevant to our product candidates. Funding from government agencies such as the NIH can fluctuate and is subject to the political process, which is often unpredictable. For example, on February 7, 2025, the NIH issued Notice Number NOT-OD-25-068, a guidance document pronouncing that funding in NIH grants to cover certain indirect costs would be capped at 15% for existing and future grant recipients, a rate that is substantially lower than the existing rates. Reductions in NIH grants to us and our third-party collaborators may adversely impact our ability to develop our existing product candidates and our ability to identify new product candidates.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make or the first to file the inventions claimed in our owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse may in some cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering brilaroxazine, RP1208 or any future product candidate. Our competitors might be able to enter the market, which would have an adverse effect on our business.

Third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, may delay or prevent the development and commercialization of brilaroxazine, RP1208 and any future product candidate.

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

Because patent applications can take many years to issue, there may be currently pending patent applications filed by third parties which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Competitors may infringe or otherwise violate our patents or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly. The initiation of a claim against a third-party may also cause the third-party to bring counter claims against us, such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace.

Grounds for a patent invalidity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar invalidity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

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

Because we expect to rely on third parties to manufacture brilaroxazine, RP1208 and any future product candidates, and we expect to collaborate with third parties on the manufacturing of brilaroxazine, RP1208 and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

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

Our officers, directors and principal stockholders who beneficially own more than 5% of our common stock, in the aggregate, beneficially own shares representing approximately 34.16% of our outstanding capital stock as of March 14, 2025. As a result, such entities and individuals have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our Company.

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

The market price for our common stock or warrants may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
●	issuance of new or updated research or reports by securities analysts;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our securities;
●	additions or departures of key management or other personnel;
●	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our products;
●	announcement or expectation of additional debt or equity financing efforts;
●	sales of our securities by us, our insiders or our other stockholders; and
●	general economic, market or political conditions in the United States or elsewhere.

In particular, the market prices of pharmaceutical companies like ours have been highly volatile due to factors, including, but not limited to:

●	any delay or failure to conduct a clinical trial for a company’s product or to receive approval from the FDA and other regulatory agencies;
●	developments or disputes concerning a company’s intellectual property rights;
●	technological innovations of such companies or their competitors;
●	changes in market valuations of similar companies
●	announcements by such companies or their competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;
●	failure to complete significant transactions or collaborate with vendors in manufacturing a product; and
●	proposals for legislation that would place restrictions on the price of pharmaceutical products.

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

Our common stock is listed for trading on The Nasdaq Capital Market. There can be no assurance that we will be able to continue to maintain compliance with the Nasdaq continued listing requirements, and if we are unable to maintain compliance with the continued listing requirements, including the $1.00 Minimum Bid Price Requirement set forth in Nasdaq Listing Rule 5550(a)(2), our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a "covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

Certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the "Statement”). In the Statement, SEC Staff made the observation that certain contractual provisions included in many Special Purpose Acquisition Company warrant agreements may result in such warrants needing to be classified as a liability rather than as equity. As a result of the SEC Statement, we reevaluated the accounting treatment of our Private Warrants and Public Warrants, and determined to classify the Private Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2024 contained elsewhere in this Annual Report on Form 10-K, are derivative liabilities related to embedded features contained within our Private Warrants. Accounting Standards Codification 815, Derivatives and Hedging ("ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in other income (expense) in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value remeasurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company particularly since we are no longer an "emerging growth company.”

As a relatively new public company, we now incur significant legal, accounting and other expenses that we did not incur when we were a private company. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, as well as rules and regulations subsequently implemented by the SEC, including the ongoing maintenance of effective disclosure and financial controls and compliant corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, since we no longer qualify as an emerging growth company (our eligibility to qualify as an emerging growth company ended on December 31, 2023, the last day of the fiscal year following the fifth anniversary of Tenzing’s initial public offering), management have had (and we expect them to continue) to devote more time and the Company has (and we expect it to continue) to incur additional cost to comply with the more stringent reporting requirements applicable to companies that are not emerging growth companies. Also, if we become subject to the requirements applicable to accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our compliance burdens and expenses will further increase. We have not yet completed the process of compiling the system and processing documentation needed to comply with such requirements applicable to accelerated and large accelerated filers. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In that regard, we currently do not have an internal audit function, and although we have contracted for certain accounting staff, we may need to hire or contract for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, particularly as the Company grows.

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

Our certificate of incorporation, as amended and restated, and our bylaws, and the Delaware General Corporation Law, as amended (the "DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in management. Among other things, our certificate of incorporation, as amended and restated, and our bylaws include provisions regarding:

●

the ability of our board of directors to issue shares of preferred stock, including "blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

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

In the ordinary course of our business, it is our strategy to minimize our data footprint; however, appropriate protocols are initiated and assessed to ensure proper security of the data we own. Cybersecurity partners, including assessors, consultants, advisors and other third-party service providers, are a key part of our cybersecurity risk management strategy and infrastructure. We partner with industry recognized cybersecurity providers leveraging third-party technology and expertise and engage with these partners to monitor and maintain the performance and effectiveness of IT assets, data and services. We do not use, store and process data of our partners, collaborators, and vendors in our facilities and instead outsource such functions to expert third parties. Our intellectual property data is not stored on site. We only maintain a bare minimum amount of employee data. By fully outsourcing our IT environment and placing it within expert third party software-as-a-service, human resource, and clinical providers, our primary means of avoiding cyber risk is not having sensitive data within our enterprise. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to data and our systems. Our cybersecurity risk management program incorporates several components, which include multifactor authentication, access control, data segregation, password requirements, email filtering, activity logging, malware protection, and an endpoint security tool. Additionally, we maintain a cyber insurance policy.

The Company’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners. All third parties are reviewed by our chief executive officer (“CEO”), and including to ensure that they have risk management procedures in place, including physical, procedural, and technical safeguards. Additionally, the SOC 1 and/or SOC 2 reports of all critical vendors are obtained and analyzed on an annual basis in order to determine the effectiveness of third-party control environments.

Governance

Under the ultimate direction of our CEO, with oversight from our board of directors, we maintain a security governance structure to evaluate and address cyber risk. Our CEO regularly consults with our Chief Financial Officer (“CFO”) and third-party IT consultant who have expertise in cybersecurity to develop strategies to assess, address and align cybersecurity efforts with our business objectives and operational requirements. Our board of directors, in conjunction with third-party IT and cybersecurity service providers are responsible for oversight and administration of our cyber risk management program, and for informing senior management and other relevant participants in these processes regarding the prevention, detection, mitigation and remediation of cybersecurity incidents. Our leadership team has experience selecting and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners.

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

Our principal offices are located at 10080 N. Wolfe Road, Suite SW3-200, Cupertino, California 95014. The facility is subject to a lease which was extended through December 31, 2025. The facility is used for office space only, and we believe the facility is adequate for our foreseeable needs. We operate primarily as a virtual company.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and our listed warrants trade on Nasdaq under the symbols “RVPH” and “RVPHW,” respectively.

Dividends

We have never declared or paid cash dividends on our common stock. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of cash dividends, if any, on the common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors

Record Holders

As of December 31, 2024, there were approximately 187 holders of record of our common stock and 2 holders of record of our listed warrants. These numbers do not include beneficial owners whose shares or warrants were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Unregistered Sales of Equity Securities

None except as previously reported.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and the related notes set forth in Item 1 of Part I of this Annual Report on Form 10-K, our MD&A set forth in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and the Company’s consolidated financial statements and related notes set forth in Item 8 of Part II of such Annual Report on Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Note Regarding Forward-Looking Statements,” and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Consolidated Financial Statements” included in Part I, Item 1, of this Annual Report on Form 10-K, unless the context indicates otherwise.

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

Our lead drug candidate, brilaroxazine, is in clinical development and is intended to treat multiple neuropsychiatric indications. These include schizophrenia, bipolar disorder (“BD”), major depressive disorder (“MDD”), attention-deficit/hyperactivity disorder (“ADHD”), behavioral and psychotic symptoms of dementia and Alzheimer’s disease (“BPSD”), and Parkinson’s disease psychosis (“PDP”). Furthermore, brilaroxazine is also ready for clinical development for two respiratory indications - pulmonary arterial hypertension (“PAH”) and idiopathic pulmonary fibrosis (“IPF”). The U.S. Food and Drug Administration ("FDA") granted Orphan Drug Designation to brilaroxazine for the treatment of PAH in November 2016 and IPF in April 2018. Brilaroxazine also is in preclinical development for the treatment of psoriasis.

Our primary focus is to complete the clinical development of brilaroxazine for the treatment of acute and maintenance schizophrenia.

On October 30, 2023, we announced positive topline results from our Phase 3 RECOVER 1 trial (the “RECOVER-1 Trial”), which is a global Phase 3, randomized, double-blind, placebo-controlled, multicenter study designed to assess the safety and efficacy of brilaroxazine in approximately 400 patients with acute schizophrenia compared to placebo. See “Phase 3 RECOVER-1 Data” below for more details on brilaroxazine development.

Subject to the receipt of additional financing, we may also continue the clinical development of brilaroxazine for the treatment of BD, MDD, ADHD, BPSD, PDP, PAH and IPF. Moreover, subject to the receipt of additional financing, we may also advance the development of our second drug candidate, RP1208, for the treatment of depression and obesity.

Phase 3 RECOVER-1 Data

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

The clinical development plan for brilaroxazine also includes the completed positive Phase 2 REFRESH trial, an ongoing 1-year open label extension (“OLE”) trial evaluating long-term safety and tolerability, and a soon to be initiated registrational global, randomized 4-week Phase 3 RECOVER-2 trial (the “RECOVER-2 Trial”). We reported positive preliminary topline data from our OLE in December 2024, with the OLE expected to complete in Q2-2025, and we expect to initiate the registrational RECOVER-2 Trial in mid-2025, subject to receipt of additional financing, with completion anticipated in the third quarter of 2026. RECOVER-2 was originally designed as a 6-week study, but after discussion between Reviva and the FDA, the agency has agreed that it can be conducted as a 4-week study. In addition, the FDA indicated that it will require a long-term randomized withdrawal study post-approval to support maintenance of effect. Data from these brilaroxazine clinical trials will potentially support the planned NDA submission to the FDA in the fourth quarter of 2026.

Open Label Extension (OLE) Trial Enrollment Update

The OLE portion of the RECOVER Study is being conducted globally at multiple centers to assess the safety, and efficacy of brilaroxazine at flexible doses of 15, 30 or 50 mg, administered once daily for 52-weeks (1-year) in patients with stable schizophrenia. The OLE included both rollover participants from the double-blind portion of RECOVER study and de novo participants with stable schizophrenia. Long-term safety data from a minimum of 100 patients who have completed 1-year of treatment is a requirement for brilaroxazine’s NDA submission to the FDA.

In November 2024, we provided the following enrollment update on our ongoing OLE evaluating the long-term safety and tolerability of brilaroxazine in patients with schizophrenia.

•	Global trial progressing well;
•	108 patients have completed 1-year (12-month) of treatment;
•	Over 250 patients have completed 6-months of treatment;
•	Blood and digital biomarkers designed to independently support efficacy;
•	Long-term safety data from 100 patients who have completed 12 months of treatment is a requirement for brilaroxazine’s NDA submission to the FDA; and

On December 16, 2024, we announced positive preliminary topline data from our OLE evaluating the long-term safety and tolerability of brilaroxazine in patients with schizophrenia. Administration of brilaroxazine once daily led to robust broad-spectrum efficacy that was sustained over 1 year. Brilaroxazine was generally well tolerated with no single side effect >5% and favorable compliance, with a discontinuation rate of 35% in the OLE part of this study. All three doses of brilaroxazine (15 mg, 30 mg and 50 mg) tested were efficacious and generally well-tolerated.

Key safety, efficacy and compliance findings for pooled analysis of brilaroxazine at 15, 30, and 50 mg include:

●	A total number of 435 patients were enrolled in the OLE across three dose groups: 139 in brilaroxazine 15 mg, 155 in brilaroxazine 30mg and 141 in brilaroxazine 50mg
●	156 (35.86%) rollover participants from the double-blind portion of the Phase 3 trial, while 279 (64.13%) de novo participants enrolled in the OLE
●

Preliminary efficacy results are presented for 113 patients who completed 52 weeks (1 year) of treatment; preliminary safety results are presented for all 435 patients who enrolled in the OLE, including patients that are still participating in the trial

Brilaroxazine across doses improved major symptom domains of schizophrenia after 1-year of treatment:

●

Dose dependent efficacy at the 15, 30, and 50 mg doses was observed, with decreases in PANSS total scores of -15.2, -18.6 and -20.8 points, respectively, from baseline to end-of-treatment at 52 -week (1 -year)

●

Pooled data of brilaroxazine at the 15, 30, and 50 mg doses (N = 113) demonstrated clinically meaningful and sustained long-term (1-year) efficacy for schizophrenia with a significant decrease in PANSS total scores, PANSS positive symptoms, and PANSS negative symptoms compared to baseline

○ PANSS Total scores: 18.6-point decrease (71.6 53), p ≤ 0.0001
○ PANSS Positive Symptoms: 5.2-point decrease (17.7 12.5), p ≤ 0.0001
○ PANSS Negative Symptoms: 4.5-point decrease (19.5 15.0), p ≤ 0.0001
●	Brilaroxazine demonstrated strong sustained efficacy from acute through maintenance treatment over 1 -year with a decrease in PANSS Total score in rollover patients from the double-blind portion of the trial
○ ≥30-point decrease of PANSS total in 86.76% of patients
○ ≥40-point decrease of PANSS total in 64.70% of patients
○ ≥50-point decrease of PANSS total in 33.82% of patients

Long-term clinical safety, tolerability and adherence findings of brilaroxazine administered for up to one year support a well-tolerated safety profile:

●	15.2% of participants reported at least one treatment-related adverse event (TRAE), which were mostly mild (12.2%) or moderate (3%) in severity and transient in nature
●	Most common TRAEs ≥1% were weight increase (3.2%), insomnia (1.8%) and somnolence (1.6%)
●	Brilaroxazine was not associated with any clinically meaningful changes in movement disorder scales over 1 -year treatment
●

No drug-related serious adverse events (SAEs) observed or major safety concerns reported for brilaroxazine after up to 1 -year of treatment; 3 serious adverse events were reported and none were related to brilaroxazine treatment

●	Treatment discontinuation rate of 35% reported in this OLE, primarily due to withdrawal of consent (22%), participant lost to follow up (7%), and treatment-related adverse events (1.6%)

Collectively, the findings from the OLE (52-week/1-year) portion of the Phase 3 RECOVER study further strengthen the safety, efficacy and treatment adherence findings from the double-blind (4-week) portion of RECOVER.

Recent Developments

May 2024 Registered Direct Offering

On May 28, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”), pursuant to which we issued and sold an aggregate of 1,898,734 shares of our common stock and warrants to purchase up to 1,898,734 shares of our common stock (the “May 2024 Warrants”) at a combined offering price of $1.58 per share of common stock and accompanying May 2024 Warrants in a registered direct offering ("May 2024 Offering"). The May 2024 Warrants have an exercise price of $1.455 per share, are immediately exercisable and expire five years following the date of issuance. The net proceeds to the Company from the May 2024 Offering were $2.8 million, after deducting placement offering costs, agent fees and expenses and other offering expenses payable by the Company, of $0.4 million. On May 29, 2024, we closed the May 2024 Offering.

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

August 2024 Underwritten Offering

On August 20, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC, as the underwriter, relating to the offering, issuance and sale of (i) 3,276,262 shares of common stock, (ii) pre-funded warrants (the “August 2024 Pre-Funded Warrants”) exercisable for an aggregate of up to 1,485,643 shares of common stock, and (iii) warrants (the “August 2024 Warrants”) exercisable for an aggregate of 4,761,905 shares of common stock (the “August 2024 Offering”). The public offering price for each share of common stock and accompanying August 2024 Warrant to purchase one share of common stock (including the pricing for the warrant repricing described below) was $1.05, and the public offering price for each August 2024 Pre-Funded Warrant and accompanying August 2024 Warrant to purchase one share of common stock was $1.0499. The net proceeds to the Company from the August 2024 Offering were approximately $3.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, of approximately $1.4 million. The August 2024 Offering closed on August 22, 2024.

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

December 2024 Underwritten Offering

On December 16, 2024, the Company entered into an underwriting agreement (the “December Underwriting Agreement”) with Citizens JMP Securities, LLC, as the underwriter (the “Underwriter”), relating to the offering, issuance and sale (the "December 2024 Underwritten Offering") of (i) an aggregate of 12,000,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), (ii) Series A warrants exercisable for an aggregate of up to 6,000,000 shares of Common Stock (the “Series A Common Stock Warrants”) and (iii) Series B warrants exercisable for an aggregate of up to 12,000,000 shares of Common Stock (the “Series B Common Stock Warrants” and together with the Series A Common Warrants, the “December 2024 Common Stock Warrants”).

Each share of Common Stock was sold together with (i) a Series A Common Stock Warrant to purchase 0.5 of a share of Common Stock and (ii) a Series B Common Stock Warrant to purchase one share of Common Stock, at a combined public offering price of $1.50 per share of Common Stock and accompanying December 2024 Common Stock Warrants. The Series A Common Stock Warrants are exercisable immediately, expire six months from the date of issuance on June 18, 2025, and have an exercise price of $1.50 per whole share. The Series B Common Stock Warrants are exercisable immediately, expire 5 years from the date of issuance on December 18, 2029, and have an exercise price of $1.50 per share. The net proceeds to the Company from the Offering were approximately $16.5 million, after deducting placement offering costs, agent fees and expenses and other offering expenses payable by the Company of approximately $1.5 million.

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and have incurred losses since inception. As of December 31, 2024, we had a working capital surplus of approximately $0.1 million, an accumulated deficit of $164.3 million and cash and cash equivalents on hand of approximately $13.5 million. Our net loss for the years ended December 31, 2024 and 2023, was approximately $29.9 million and $39.3 million, respectively. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we continue to expect to incur additional costs associated with operating as a public company, which may increase now that we have exited emerging growth company status as of December 31, 2023, and as we continue our efforts to remediate the material weaknesses in our internal control over financial reporting that we identified as more particularly described in this Annual Report on Form 10-K below in “Item 9A. Controls and Procedures”. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●

invest significantly to further research and develop, through clinical trials for brilaroxazine, including completion of the OLE, and our planned registrational RECOVER-2 Trial, and pre-clinical research for RP1208, and seek regulatory approval for our product candidates brilaroxazine and RP1208;

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
●

add operational, financial and management information systems and personnel, including personnel to support our product candidate development, and any future commercialization efforts, and our ongoing compliance with and maintenance of public company controls, procedures and regulatory requirements and standards. and including in connection with our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that we identified as more particularly described in this Annual Report on Form 10-K below in “Item 9A. Controls and Procedures”.

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

Conducted pivotal Phase 3 RECOVER-1 and long-term safety studies. Topline data for the RECOVER-1 Trial announced October 30, 2023

-OLE positive preliminary topline data readout reported in December 2024, with OLE expected to complete in Q2-2025

-Phase 3 RECOVER-2 Trial expected initiation in mid-2025, subject to receipt of additional financing, with topline readout anticipated in the third quarter of 2026

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

The successful development of our platform and product candidates is highly uncertain, and we may never succeed in achieving marketing approval for our product candidates brilaroxazine (RP5063), RP1208, or any future product candidates. In connection with the activities required to complete the development of brilaroxazine for schizophrenia, including our ongoing OLE and our planned registrational RECOVER-2 Trial, we expect to incur substantial additional costs over the 2025-2026 period to take us through the submission of the planned NDA for brilaroxazine, together with additional costs post-NDA submission in preparation of potential commercialization if approved. We expect our clinical costs in connection with the development of brilaroxazine for schizophrenia may total approximately $67 million over the next approximately three years, consisting of our estimated costs for (i) completion of our OLE, (ii) our RECOVER-2 Trial through the planned NDA submission, and (iii) additional Research & Development costs (primarily associated with consulting, scientific, research and other expenses in support of the OLE and RECOVER-2 Trials through the planned NDA as well as certain activities in preparation of potential commercialization if the product attains approval). The foregoing forecasted amount of expenses is an estimate based on numerous factors and information available to management as of today, and is subject to change. The actual amount of such expenses could be materially higher or lower than the forecasted amount. The foregoing statements regarding estimates of forecasted future costs and expenses represent forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” At this time, other than providing reasonable estimates and forecasts based on information available to us of what we expect future costs may be in connection with the RECOVER-2 Trial and OLE and certain associated expenses and other future activities needed to continue to develop brilaroxazine, we cannot reasonably estimate the nature, timing, or costs of the efforts necessary to finish developing any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing therapeutics, including the uncertainty of:

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the period. Significant items subject to such estimates and assumptions include clinical trial costs, fair value of stock-based compensation, and fair value of warrants. Our actual results could differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies and Basis of Presentation, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to assist stockholders and investors reading the consolidated financial statements in fully understanding and evaluating our financial condition and results of operation..

Clinical Trial Costs

We record clinical trial costs as they are incurred. For any unbilled costs as of each reporting date, we determine the amounts to accrue by obtaining reports from the Company’s CRO’s and communicating with our personnel and suppliers to identify services that have been performed, but not yet billed. We further validate the completeness of our accruals by reconciling payments and invoices, and reviewing vendor contracts and purchase orders. As necessary, we obtain milestones and percentage completion reports from vendors and will estimate the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost.

Our estimated accrued expenses are based on facts and circumstances known to us at that time. We will confirm the accuracy of our estimates with the service providers and adjust if necessary. The significant estimates in our accrued clinical trial costs include the calculation of patient visits incurred, but not yet reported by the vendor. The calculation involves the use of key inputs and assumptions such as estimated budget, estimated unreported costs based on historical trending of reported costs to date, and projected costs remaining until the conclusion of the trials.

Stock-based Compensation

We record stock-based compensation based on the requirements of ASC 718, Share-Based Payments (“ASC 718”), which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The fair value of the award is recognized as expense based upon the vesting terms of the award over the requisite service period. We account for forfeited awards as they occur.

In determining the fair value of awards, we utilize the Black-Scholes-Merton model using assumptions regarding volatility of the Company's common share price, expected term, expected divided rate, and risk-free interest rates as described below:

•	Expected term: The expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method.

•	Expected volatility: Expected volatility is based on historical stock volatility data for a peer set of similar public companies with sufficient trading history, over the expected term of the awards.

•	Expected dividend: The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. We have never paid dividends and have no plans to pay dividends.

•

Risk-free interest rate: The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Fair Value Measurements of Warrants

In determining the fair value of all equity classified warrants, the Company utilizes the Black-Scholes-Merton model using assumptions regarding volatility of the Company's common share price, expected term of the warrants, expected divided rate, and risk-free interest rates. In determining the fair value of liability classified warrants, the Company utilizes a Lattice model using assumptions regarding volatility of the Company's common share price, expected term of the warrants, expected dividend, and risk-free interest rates. The assumptions are described as:

•

Expected term: The Company’s expected term represents the period between the valuation date and the expiration date of the warrant, however if an estimated liquidation event is expected to occur and the warrants are effected by said liquidation event, the period between the valuation date and that event would be used instead.

•

Expected volatility: Expected volatility for equity classified awards is based on historical stock volatility data for a peer set of similar public companies with sufficient trading history, over the expected term of the warrant. Expected volatility for liability classified warrants is based on the volatility implied by the public warrant market price when sufficient data is available, otherwise it is based on a peer set of similar public companies.

•	Expected dividend: The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has never paid dividends and has no plans to pay dividends.

•

Risk-free interest rate: The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the U.S. Treasury zero-coupon issues in effect at the valuation date for periods corresponding with the expected term of the warrant.

Results of Operations

Comparison of the years ended December 31, 2024 and 2023:

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change	Change
	2024	2023	Amount	Percentage
Operating expenses
Research and development	$22,907,368	$31,419,817	$(8,512,449)	(27.1)%
General and administrative	7,891,521	8,083,819	(192,298)	2.4%
Total operating expenses	30,798,889	39,503,636
Loss from operations	(30,798,889)	(39,503,636)
Gain (loss) on remeasurement of warrant liabilities	717,645	(239,216)	956,861	(400.0)%
Interest expense	(18,497)	(33,725)	(15,228)	(45.2)%
Interest income	361,369	398,413	(37,044)	(9.3)%
Other (expense) income, net	(160,916)	134,276	(295,192)	(219.8)%
Total other income, net	899,601	259,748
Loss before provision for income taxes	(29,899,288)	(39,243,888)
Provision for income taxes	19,514	16,949	2,565	15.1%
Net loss	$(29,918,802)	$(39,260,837)

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses represent both internal and external costs.

For the years ended December 31, 2024 and 2023, research and development expenses were approximately $22.9 million and $31.4 million, respectively. Specifically, during the years ended December 31, 2024 and 2023, our research and development costs consisted primarily of the following costs associated with our key research and development projects for advancing the clinical development of brilaroxazine during the reporting periods, namely our OLE and RECOVER-1 Trials for our Phase 3 clinical study for brilaroxazine: (i) internal salaries, wages and other payroll related costs for employees involved in research and development activities, of approximately $2.3 million and $3.3 million, respectively; (ii) internal share-based compensation expenses with respect to employees involved in research and development activities, of approximately $1.0 million and $1.5 million, respectively; (iii) other research and development related costs, of an insignificant amount and $0.1 million, respectively; and (iv) external research and development expenses, of approximately $19.6 million and $26.6 million, respectively (which includes clinical (including clinical consulting) research and development costs of approximately $15.5 million and $22.3 million, respectively, non-clinical safety related costs of approximately $1.3 million and $1.9 million, respectively, non-clinical manufacturing related costs of approximately $2.4 million and $1.7 million, respectively, and non-clinical consulting and other related costs of approximately $0.4 million and $0.6 million, respectively).

The decrease in research and development expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily attributed to a decrease in external research and development costs, including clinical consulting, due to completion of the RECOVER-1 Trial on October 31, 2023, offset by additional external research and development costs related to a change order entered into on September 25, 2024 which increased the scope of certain services provided by a clinical research organization.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with our ongoing operations, including expenses associated with activities required to complete the development of brilaroxazine in schizophrenia including completion of our OLE Trial and our planned registrational RECOVER-2 Trial, to take us through the submission of the planned NDA for brilaroxazine, together with additional costs post-NDA submission in preparation of potential commercialization if approved. For additional information, please see the discussion appearing above in the introductory section of this Part I-Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General and Administrative Expenses

For the years ended December 31, 2024 and 2023, general and administrative expenses were approximately $7.9 million and $8.1 million, respectively. Specifically, during the years ended December 31, 2024 and 2023, our general and administrative expenses consisted primarily of: (i) stock-based compensation expense of approximately $0.7 million and $2.0 million, respectively; (ii) consultant and professional expenses of approximately $3.4 million and $1.8 million, respectively; (iii) legal expenses of approximately $1.2 million and $1.0 million, respectively; (iv) employee related expenses of approximately $1.8 million and $2.0 million, respectively; (v) D&O insurance expenses of $0.5 million approximately and $0.9 million, respectively, and (vi) other general and administrative expenses of approximately $0.3 million and $0.4 million, respectively.

Gain (Loss) on Remeasurement of Warrant Liabilities

We recognized a remeasurement of warrant liabilities gain of approximately $0.7 million and a loss of $0.2 million for the years ended December 31, 2024 and 2023, respectively. The approximate $0.7 million gain on remeasurement of warrant liabilities for the year ended December 31, 2024 resulted from the decrease in the calculated fair value of the warrants, principally as a result of the decrease in our stock price during the year ended December 31, 2024. The approximate $0.2 million loss on remeasurement of warrant liabilities for the year ended December 31, 2023 resulted from the increase in the calculated fair value of the warrants, principally as a result of the increase in stock price during the year ended December 31, 2023.

Interest Expense

We incurred interest expense of approximately $18 thousand and $34 thousand for the years ended December 31, 2024 and 2023, respectively. The decrease in interest expense is attributed to a decrease in the interest rate and balance for short term debt obtained by the Company in January 2024 related to Director & Officer liability insurance policy premiums.

Interest Income

Interest income was approximately $361 thousand and $398 thousand for the years ended December 31, 2024 and 2023, respectively. Interest income slightly decreased by $37 thousand primarily due to the lower cash and cash equivalents balance for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Other (Expense) Income, net

Other expense, net incurred was approximately $161 thousand for the year ended December 31, 2024 and other income, net incurred was approximately $134 thousand for the year ended December 31, 2023. The change from income to an expense was approximately $295 thousand and was primarily attributable to a foreign currency translation loss from negative foreign currency fluctuations related to the consolidation of the Company's Indian subsidiary.

Liquidity and Capital Resources

	Year Ended December 31,		Change
	2024	2023	Amount	Percentage
Balance Sheet Data:
Cash and cash equivalents	$13,476,331	$23,367,456	$(9,891,125)	(42.3)%
Working capital	81,861	6,525,371	(6,443,510)	(98.7)%
Total assets	15,503,088	23,700,388	(8,197,300)	(34.6)%
Total stockholders' equity	812,572	5,718,716	(4,906,144)	(85.8)%

Statement of Cash Flow Data:
Net cash used in operating activities	$(33,543,916)	$(28,324,353)	$(5,219,563)	18.4%
Net cash provided by financing activities	23,652,791	33,171,953	(9,519,162)	(28.7)%
Net (decrease) increase in cash and cash equivalents	$(9,891,125)	$4,847,600	$(14,738,725)	(304.0)%

Capital Resources

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of December 31, 2024, we had cash and cash equivalents of approximately $13.5 million. To fund our current operating plans, we will need to raise significant additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities. We believe that we have adequate cash on hand to cover anticipated outlays into the second quarter of 2025, but will need additional fundraising activities and cash on hand during the second quarter of 2025. We have based this estimate, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. We will need to raise additional funds to continue funding our development efforts and operations. We intend to secure such additional funding, although there are no guarantees or commitments for additional funding. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the consolidated financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity, debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition, and our ability to pursue our business strategy, and our ability to continue as a going concern. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; add operational, financial and management information systems and personnel, including personnel to support our product candidate development, and any future commercialization efforts, and our ongoing compliance with and maintenance of public company controls, procedures and regulatory requirements and standards, including in connection with our ongoing remediation efforts regarding the material weaknesses in our internal controls as disclosed in this Annual Report including in Part II, Item 9B hereof; and experience any delays or encounter issues with any of the above. See also the discussion set forth under the caption “Financial Overview” appearing in this Management’s Discussion and Analysis of Financial Condition and Results of Operation section above.

In January 2024, we obtained financing for certain Director & Officer liability insurance policy premiums. The governing agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies. The total premiums, taxes, and fees financed was $519 thousand with an annual percentage interest rate of 7.99% and has a term of 10 months, with ten payments inclusive of interest, payable on a monthly basis through November 2024.

In December 2024, the Company obtained new financing for the renewal of these policies. The total premiums, taxes, and fees financed was $458 thousand. The financing arrangement has an annual percentage interest rate of 7.90% and a term of 10 months, with ten payments, inclusive of interest, payable on a monthly basis beginning January 2025 through October 2025.

During the year ended December 31, 2024, there were 1,485,643 pre-funded warrants exercised at an exercise price of $0.0001 per warrant share.

On May 29, 2024, we completed a registered direct offering (the “May 2024 Offering”) of 1,898,734 shares of our common stock and warrants to purchase up to 1,898,734 shares of our common stock (the “May 2024 Common Stock Warrants”) at a combined offering price of $1.58 per share of common stock and accompanying May 2024 Common Stock Warrants. The May 2024 Warrants have an exercise price of $1.455 per share, are immediately exercisable, and have a term of 5 years and expire on May 29, 2029. The net proceeds to us from the May 2024 Offering were $2.8 million, after deducting placement offering costs, agent fees and expenses and other offering expenses payable by the Company, of approximately $0.4 million.

On August 22, 2024, we completed an underwritten offering for the issuance and sale of (i) 3,276,262 shares of our common stock, (ii) pre-funded warrants (the “August 2024 Pre-Funded Warrants”) exercisable for an aggregate of up to 1,485,643 shares of common Stock, and (iii) warrants (the "August 2024 Warrants") exercisable for an aggregate of 4,761,905 shares of common stock (the “August 2024 Offering”). The public offering price for each share of common stock and accompanying August 2024 Warrants to purchase one share of common stock (including the pricing for warrant repricing) was $1.05 per share, and the public offering for each August 2024 Pre-Funded Warrants and accompanying August 2024 Warrants to purchase one share of common stock was $1.0499 per share. The net proceeds to the Company from the August 2024 Offering were approximately $3.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Total issuance costs were approximately $1.4 million, which included the $0.2 million fair value of the underwriter warrants issued.

On December 18, 2024, we completed an underwritten offering, for the issuance and sale of an aggregate of (i) 12,000,000 shares of our common stock, (ii) Series A warrants (the “Series A Common Stock Warrants”) exercisable for an aggregate of up to 6,000,000 shares of common stock, and (iii) Series B warrants (the "Series B Common Stock Warrants" together with the Series A Common Warrants, the “December 2024 Common Stock Warrants”) exercisable for an aggregate of up to 12,000,000 shares of common stock, for net proceeds of $16.5 million (the "December 2024 Underwritten Offering"), after deducting placement offering costs, agent fees and expenses and other offering expenses payable by the Company of $1.5 million. Each share of common stock was sold together with (i) a Series A Common Stock Warrant to purchase 0.5 of a share of common stock and (ii) a Series B Common Stock Warrant to purchase one share of common stock, at a combined public offering price of $1.50 per share of common stock and accompanying December 2024 Common Stock Warrants. The Series A Common Stock Warrants are exercisable immediately, expire six months from the date of issuance on June 18, 2025, and have an exercise price of $1.50 per whole share. The Series B Common Stock Warrants are exercisable immediately, expire 5 years from the date of issuance on December 18, 2029, and have an exercise price of $1.50 per share.

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

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was approximately $33.5 million, consisting primarily of a net loss of approximately $29.9 million, adjusted for non-cash items, including a change in fair value of warrant liabilities gain of approximately $0.7 million, and stock-based compensation expense of approximately $1.6 million, coupled with a decrease in our operating assets and liabilities totaling approximately $4.5 million. The $4.5 million decrease in net operating assets and liabilities was primarily due to a decrease in accrued clinical expenses and other accrued expenses coupled with an increase in prepaid clinical trial costs, an increase in prepaid expenses and other current assets, and an increase in accounts payable.

Net cash used in operating activities for the year ended December 31, 2023, was approximately $28.3 million, consisting primarily of a net loss of approximately $39.3 million, adjusted for non-cash items, including a change in fair value of warrant liabilities loss of approximately $0.2 million, and stock-based compensation expense of approximately $3.4 million, coupled with an increase in our operating assets and liabilities totaling approximately $7.3 million. The $7.3 million increase in net operating assets and liabilities was primarily due to an increase in accounts payable coupled with an increase in accrued expenses and other current liabilities and decrease in prepaid expenses and other current assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was approximately $23.7 million. Cash provided by financing activities was attributable to approximately $23.2 million in proceeds from the issuance of common stock, common stock warrants, prefunded warrants, and from modification of existing warrants, in offerings, net of issuance costs, and $1.0 million of proceeds from the issuance of short-term debt, which is offset by repayments on the short-term debt of approximately $0.5 million.

Net cash provided by financing activities for the year ended December 31, 2023 was approximately $33.2 million. Cash provided by financing activities was attributable to approximately $27.5 million in proceeds from the issuance of common stock, common stock warrants, prefunded warrants, in offerings, net of issuance costs, $0.7 million in proceeds from the issuance of short-term debt and approximately $5.7 million in proceeds from the exercise of warrants for common stock, slightly offset by the repayments of short-term debt of approximately $0.7 million.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024.  Based on that evaluation, management concluded that as of December 31, 2024, the Company did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of the material weaknesses described below, based on the results of management’s evaluation, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2024.

We identified the following entity-level material weaknesses. We have an ineffective control environment, including  an insufficient number of personnel with an appropriate level of knowledge and experience to create the proper environment for effective internal control over financial reporting, and did not maintain the other components of the COSO framework, including appropriate risk assessment, control activities, information and communication, and monitoring activities components relating to (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, (ii) developing general control activities over technology to support the achievement of objectives across the entity, (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (iv) sufficiency of monitoring activities to ascertain whether the components of internal control are present and functioning.

The entity-level material weaknesses contributed to other material weaknesses within our system of internal control over financial reporting as follows:

●

We did not design and maintain effective information technology (IT) general controls for certain information systems supporting our key financial reporting processes. Specifically, we did not design and maintain (a) change management controls to ensure that program and data changes affecting financial applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (b) access controls to ensure appropriate IT segregation of duties are maintained that adequately restrict and segregate privileged access between environments which support development and production, (c) controls to monitor on an on-going basis for the proper segregation of privileged access between environments which support development and production and (d) operations controls to ensure appropriate interfacing between systems. As a result, IT application controls and business process controls (automated and manual) that are dependent on the ineffective IT general controls, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective.

●	We did not design and maintain effective process-level controls, which affects substantially all account balances and disclosures.

These material weaknesses have a pervasive impact and consequently, impact control activities over all financial statement account balances, classes of transactions, and disclosures.

Management’s Remediation Measures

We are committed to continuing to improve our internal control over financial reporting, and also our IT general controls. As of the date hereof, we have commenced procedures to remediate the material weaknesses, including engaging a third-party consulting firm to assist with the enhancement of IT general controls over information systems relevant to financial reporting, including privileged access and segregation of duties; and with continued realignment of existing personnel to strengthen management’s review and documentation over internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal quarter ended December 31, 2024, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our executive officers and directors.

Name	Age	Position
Laxminarayan Bhat	59	President, Chief Executive Officer, and Director
Narayan Prabhu	53	Chief Financial Officer
Parag Saxena	69	Chairman of the Board of Directors
Richard Margolin	74	Director
Purav Patel	42	Director
Les Funtleyder	55	Director

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

Committees of the Board of Directors

Our board of directors has an audit committee, compensation committee and nominating and corporate governance committee. All of the committees comply with all applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations as further described below. The responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

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

●	reviewing the performance and independence of the independent auditor;

●	pre-approving all audit, review, and non-attest services to be provided to us or our subsidiaries by the independent auditor;

●

discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent registered public accounting firm, our interim and year-end consolidated financial statements;

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

Insider Trading Policy

We have adopted a Statement of Company Policy on Insider Trading and Policy Regarding Special Trading Procedures (the “Insider Trading Policy”) that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as other covered persons. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

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

As we are currently a “smaller reporting company”, we have opted to comply with the scaled down disclosure rules applicable to a “smaller reporting company”, as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than the principal executive officer, whose total compensation for 2024 exceeded $100,000 and who were serving as executive officers as of December 31, 2024, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing clause (ii) but for the fact that the individual was not serving as an executive officer as of December 31, 2024. We refer to these individuals as “named executive officers.” Our named executive officers for the year ended December 31, 2024 were:

●	Laxminarayan Bhat, our Chief Executive Officer and President; and

●	Narayan Prabhu, our Chief Financial Officer.

2024 Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our named executive officers during the fiscal years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Total ($)
Laxminarayan Bhat, PhD[3]	2024	450,000	157,500	—	—	607,500
Chief Executive Officer and President	2023	450,000	—	2,157,247	157,500	2,764,747

Narayan Prabhu[3]	2024	325,000	79,950	—	—	404,950
Chief Financial Officer	2023	325,000	—	827,838	95,940	1,248,778

(1) Amounts reflect the grant date fair value of option awards granted in 2024 and 2023 in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions and key inputs underlying the valuation of equity awards, see Note 5 to our Consolidated Financial Statements included in this report. These amounts do not correspond to the actual value that may be received by the named executive officers if the stock options are exercised.

(2) Amounts reflect, in accordance with Accounting Standards Codification Topic 718, the grant date fair value of options to purchase the Company’s common stock granted to the respective named executive officer in payment of the incentive bonus earned by each such named executive officer for fiscal 2023. The amount of incentive bonus earned for 2023 was determined by the Committee on September 15, 2024 and was paid in the form of fully vested options granted on such date in lieu of cash. The value of option grants was calculated on the Grant Date using the simplified method and based on the Black-Scholes-Merton option pricing model, with the inputs being a stock price of $1.20, an exercise price of $1.20, an expected term of 5 years, a risk-free rate of 3.37%, a volatility of 118% and an expected dividend of 0%. These amounts do not correspond to the actual value that may be received by the named executive officers if the stock options are exercised.

(3) Laxminarayan Bhat has served as Chief Executive Officer and President since the formation of Old Reviva in May 2006.

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

On February 8, 2023, our compensation committee (i) awarded Dr. Bhat a $160,000 bonus for 2022, representing 40% of his then-current base salary, (ii) set Dr. Bhat’s new base salary for 2023 at $450,000, effective as of January 1, 2023, and (iii) determined that Dr. Bhat is eligible to receive a 2023 bonus at a target level of 50% of his then-current base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee. On April 25, 2023, our compensation committee awarded Dr. Bhat an option to purchase 443,000 shares of our common stock at an exercise price of $6.74 per share, based on the closing price of our common stock on the grant date in accordance with the terms of our 2020 Equity Incentive Plan (the “2020 Plan”). The option was immediately vested as to 50% of the shares subject thereto on the grant date, and provides for vesting as to an additional 1.389% of the shares subject thereto on the last day of each month thereafter. On September 15, 2024, our compensation committee determined the amount of incentive bonus earned by Dr. Bhat for 2023 and awarded Dr. Bhat a bonus of $160,000, paid in the form of an immediately vested option to purchase 158,451 shares of our common stock at an exercise price of $1.20 per share, based on the closing price of our common stock on September 13, 2024, in accordance with the terms of the 2020 Plan.

On February 13, 2025, our compensation committee (i) approved an increase in Dr. Bhat’s base salary to $565,000, effective retroactively to January 1, 2025; (ii) approved a cash bonus payment to Dr. Bhat in respect of fiscal year 2024 in an amount of $157,500; (iii) determined that Dr. Bhat is eligible to earn a discretionary bonus for fiscal year 2025 at a target level of 50% of base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee; and (iv) granted Dr. Bhat an option to purchase 519,000 shares of our common stock at an exercise price of $1.80 per share, based on the closing price of our common stock on the grant date in accordance with the terms of the 2020 Plan, with such option award immediately vested as to approximately 42% of the shares subject thereto on the grant date, and providing for vesting as to the remainder of the shares subject thereto in specified monthly installments over the period from March 2025 through December 2027.

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

On February 8, 2023, our compensation committee (i) awarded Mr. Prabhu a $137,500 bonus for 2022, representing 50% of his then-current base salary (and taking into account that no bonus was paid to Mr. Prabhu for 2021), (ii) set Mr. Prabhu’s new base salary for 2023 at $325,000, effective as of January 1, 2023, and (iii) determined that Mr. Prabhu is eligible to receive a 2023 bonus at a target level of 41% of his then-current base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee. On April 25, 2023, our compensation committee awarded Mr. Prabhu an option to purchase 170,000 shares of our common stock at an exercise price of $6.74 per share, based on the closing price of our common stock on the grant date in accordance with the terms of our 2020 Equity Incentive Plan. The option was immediately vested as to 50% of the shares subject thereto on the grant date, and provides for vesting as to an additional 1.389% of the shares subject thereto on the last day of each month thereafter. On September 15, 2024, our compensation committee determined the amount of incentive bonus earned by Mr. Prabhu for 2023 and awarded Mr. Prabhu a bonus of $137,500, paid in the form of an immediately vested option to purchase 95,940 shares of our common stock at an exercise price of $1.20 per share, based on the closing price of our common stock on September 13, 2024, in accordance with the terms of the 2020 Plan.

On February 13, 2025, our compensation committee (i) approved an increase in Mr. Prabhu’s base salary to $330,000, effective retroactively to January 1, 2025; (ii) approved a cash bonus payment to Mr. Prabhu in respect of fiscal year 2024 in an amount of $79,950; (iii) determined that Mr. Prabhu is eligible to earn a discretionary bonus for fiscal year 2025 at a target level of 41% of base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee; and (iv) granted Mr. Prabhu an option to purchase 194,250 shares of our common stock at an exercise price of $1.80 per share, based on the closing price of our common stock on the grant date in accordance with the terms of the 2020 Plan, with such option award immediately vested as to approximately 42% of the shares subject thereto on the grant date, and providing for vesting as to the remainder of the shares subject thereto in specified monthly installments over the period from March 2025 through December 2027.

Outstanding Equity Awards at Fiscal Year-End — 2024

The following table summarizes, for each of the named executive officers, the number of shares of our common stock underlying outstanding stock options held as of December 31, 2024:

	Option Awards
	Number of securities underlying unexercised options			Option exercise price ($)	Option expiration date
Name	Exercisable	Unexercisable

Laxminarayan Bhat, PhD (CEO)	350,713	92,287	(1)	$6.74	April 24, 2033
	158,451	—	(2)	$1.20	September 14, 2034

Narayan Prabhu (CFO)	134,581	35,419	(1)	$6.74	April 24, 2033
	96,519	—	(2)	$1.20	September 14, 2034
	50,000	—	(3)	$4.30	April 13, 2031

(1)

Represents options to purchase shares of our common stock granted on April 25, 2023 with an exercise price of $6.74 per share. The shares underlying the option vest starting April 25, 2023 with 50% vesting immediately on April 25, 2023, then 1.389% vesting on a monthly basis over the following 36 months from April 2023 to March 2026. The award was made pursuant to the 2020 Equity Incentive Plan.

(2)

Represents options to purchase shares of our common stock granted on September 15, 2024 with an exercise price of $1.20 per share. The shares underlying the option vested immediately on September 15, 2024. The award was made pursuant to the 2020 Equity Incentive Plan.

(2)

Represents options to purchase shares of our common stock granted on April 14, 2021 with an exercise price of $4.30 per share. The shares underlying the option vest starting December 2020 with 25% after a one-year cliff in December 2021, then 2.0833% vesting on a monthly basis over the following 36 months from January 2022 to December 2023. The award was made pursuant to the 2020 Equity Incentive Plan.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, stock options at particular times. Consistent with our annual compensation cycle, if options are to be granted, the Compensation Committee generally seeks to grant annual stock option awards in connection with their conducting and completing such annual review, which typically occurs in approximately the fourth quarter or first quarter of each year. Options are awarded to our non-employee directors pursuant to our Non-Employee Director Compensation Policy, as amended, which provides that each independent director is entitled to receive a one-time initial equity grant upon such director’s initial election, and an annual equity grant which is awarded on the date of our annual meeting of stockholders. The timing of any stock option grants in connection with new hires, promotions, or other non-routine grants may be tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date), and in other cases such grants may be awarded at the same time with other annual grants. As a result, in all cases, the timing of grants of stock options occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

No stock options were issued to executive officers in 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information (other than a current report on Form 8-K disclosing a material new option award grant under Item 5.02(e) of that form) and ending one business day after the filing or furnishing of such report with the SEC.

Director Compensation

The following table sets forth information concerning the compensation paid to certain of our non-employee directors during 2024:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Les Funtleyder	51,250	—	17,109	(2)	—	—	—	68,359
Richard Margolin	45,000	—	17,109	(3)	—	—	—	62,109
Purav Patel	53,750	—	17,109	(4)	—	—	—	70,859
Parag Saxena	70,250	—	17,109	(5)	—	—	—	87,359

(1)

Amounts reflect the aggregate grant date fair value of each stock option granted in 2024 in accordance with the Accounting Standards Codification Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 5 to our Consolidated Financial Statements included in this report. These amounts do not correspond to the actual value that may be received by the directors if the stock options are exercised.

(2)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2024 held by Mr. Funtleyder were 29,600.

(3)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2024 held by Dr. Margolin were 29,600.

(4)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2024 held by Mr. Patel were 44,827.

(5)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2024 held by Mr. Saxena were 29,600.

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

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)(3)
Equity compensation plans approved by security holders (1)	2,559,440	(2)	$4.07	2,800,506	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	2,559,440		$4.07	2,800,506

(1)	The amounts shown in this row include securities under the Reviva Pharmaceuticals, Inc. 2006 Equity Incentive Plan (the "2006 Equity Incentive Plan") and the 2020 Equity Incentive Plan.
(2)

Includes 0 and 2,559,440 shares of common stock issuable upon exercise of outstanding options pursuant to the 2006 Equity Incentive Plan and 2020 Equity Incentive Plan, respectively, as of December 31, 2024.

(3)

In accordance with the “evergreen” provision in our 2020 Equity Incentive Plan, an additional 4,657,919 shares were automatically made available for issuance on the first day of 2025, which represents 10% of the number of shares of the Company’s common stock outstanding on December 31, 2024; these shares are excluded from this calculation as such shares were not available for issuance under the 2020 Equity Incentive Plan at year-end 2024 and did not become so available until the first day of 2025.

(4)	Includes 0 and 2,800,506 shares of common stock available for issuance under the 2006 Equity Incentive Plan and 2020 Equity Incentive Plan, respectively, as of December 31, 2024.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company, on March 14, 2025, by:

●	each person known by the Company to be, or expected to be, the beneficial owner of more than 5% of shares of the Company’s Common Stock;

●	each of the Company’s named executive officers and directors; and

●	all directors and current executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership of the common stock of the Company is based on 46,739,949 shares of common stock issued and outstanding as of March 14, 2025.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Named Executive Officers and Directors (1)
Laxminarayan Bhat (2)	3,543,890	7.41%
Les Funtleyder (3)	21,400	*
Richard Margolin (4)	21,400	*
Purav Patel (5)	96,659	*
Narayan Prabhu (6)	479,579	1.02%
Parag Saxena (7) (8)	6,267,906	12.36%
All Directors and Executive Officers as a Group (six persons)	10,430,834	20.79%

Greater than Five Percent Holders:
Tang Capital Partners, L.P. (9)	3,339,975	6.67%
Armistice Capital, LLC (10)	3,357,953	6.70%

* Less than one percent.

(1)	The business address of each of the officers and directors is c/o Reviva Pharmaceuticals Holdings, Inc., 10080 N. Wolfe Road, Suite SW3-200, Cupertino, CA 95014.

(2)	Includes (a) 771,527 shares of common stock issuable upon the exercise of stock options held by Dr. Bhat that are exercisable or will be exercisable within 60 days of March 14, 2025, (b) 5,388 shares of common stock held by Dr. Bhat’s spouse and (c) 288,119 shares of common stock issuable upon the exercise of options held by Dr. Bhat’s spouse, that are exercisable or will be exercisable within 60 days of March 14, 2025. Does not include 348,924 shares of our common stock issuable upon the exercise of stock options held by Dr. Bhat that are not exercisable within sixty days of March 14, 2025, and 121,224 shares of our common stock issuable upon the exercise of stock options held by Dr. Bhat's spouse that are not exercisable within sixty days of March 14, 2025.

(3)

Includes 21,400 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 14, 2025. Does not include 8,200 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 14, 2025.

(4)

Includes 21,400 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 14, 2025. Does not include 8,200 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 14, 2025.

(5)

Includes 36,627 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 14, 2025. Does not include 8,200 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 14, 2025.

(6)

Includes 379,579 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 14, 2025. Does not include 131,190 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 14, 2025.

(7)	Based on the information provided in the Schedule 13D filed with the SEC on January 31, 2025, by Mr. Saxena with respect to himself, Vedanta Associates, L.P., Beta Operators Fund, L.P., Vedanta Associates-R, L.P. and Vedanta Partners, LLC. Includes (a) 99,539 shares held by Vedanta Associates, L.P. (b) 399,000 shares held by Beta Operators Fund, L.P., (c) 931,000 shares held by Vedanta Associates-R, L.P., (d) 869,565 shares of common stock issuable upon the exercise of pre-funded warrants held by Beta Operators Fund, L.P., (e) 513,834 shares of common stock issuable upon the exercise of pre-funded warrants held by Vedanta Associates-R, L.P., (f) 585,366 shares of common stock issuable upon exercise of pre-funded warrants held by Vedanta R2 Partners, LP (“Vedanta R2”), (g) 869,565 shares of shares of common stock issuable upon the exercise of warrants held by Beta Operators Fund, L.P., (h) 521,934 shares of common stock issuable upon the exercise of warrants held by Vedanta Associates-R, L.P., (i) 585,366 shares of common stock issuable upon exercise of warrants held by Vedanta R2, and (j) 21,400 shares of common stock issuable upon the exercise of stock options held by Mr. Saxena that are exercisable or will be exercisable within 60 days of March 14, 2025. Vedanta Partners, LLC is the general partner of Vedanta Associates, L.P. and Vedanta Associates-R, L.P. Vedanta Associates, L.P. is the general partner of Beta Operators Fund, L.P. and Vedanta R2. Vedanta Partners, LLC has voting and dispositive power over the securities held by Vedanta Associates, L.P. and Vedanta Associates-R, L.P. Vedanta Associates, L.P. has voting and dispositive power over securities held by Beta Operators Fund L.P. and Vedanta R2. Parag Saxena is the majority member of Vedanta Partners, LLC and controls Vedanta Partners, LLC, Vedanta Associates-R, L.P., Beta Operators Fund, L.P. and Vedanta R2, and may be deemed to be the beneficial owner of such securities. Mr. Saxena, however, disclaims beneficial ownership over any securities owned by Vedanta Associates, L.P., Vedanta Associates-R, L.P., Beta Operators Fund, L.P. and Vedanta R2 in which he does not have any pecuniary interest. Does not include (a) 299,250 shares of common stock issuable upon the exercise of 399,000 warrants held by Beta Operators Fund, L.P. which are subject to a 4.99% beneficial ownership limitation blocker, (b) 689,150 shares of common stock issuable upon the exercise of 918,867 warrants held by Vedanta Associates-R, L.P. which are subject to a 4.99% beneficial ownership limitation blocker, or (c) 8,200 shares of common stock issuable upon the exercise of stock options held by Mr. Saxena that are not exercisable within 60 days of March 14, 2025.

(8)

The business address of Vedanta Associates, L.P., Beta Operators Fund, L.P., Vedanta Associates-R, L.P. and Vedanta Partners, LLC is c/o Vedanta Partners, LLC, 250 West 55th Street, New York, New York 10019.

(9)	Based on the information provided in the Schedule 13G/A filed with the SEC on February 14, 2024 by Tang Capital Partners, L.P. with respect to itself, Tang Capital Management, LLC and Kevin Tang. Includes 3,339,975 shares of common stock issuable upon the exercise of warrants held by Tang Capital Partners, L.P. The exercise of the warrants are subject to a 9.99% beneficial ownership limitation blocker which the holder has elected. Tang Capital Management, LLC is the general partner of Tang Capital Partners, L.P. and has voting and dispositive power over the securities held by Tang Capital Partners, L.P. Kevin Tang is the manager of Tang Capital Management, LLC. The address for Tang Capital Partners, L.P., Tang Capital Management, LLC and Kevin Tang is 4747 Executive Drive, Suite 210, San Diego, CA 92121.

(10)

Based on the information provided in the Schedule 13G/A filed with the SEC on November 14, 2024 by Armistice Capital, LLC (“Armistice”) with respect to itself and Steven Boyd. Includes 3,357,953 shares of common stock beneficially owned by Armistice, the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of such shares. Pursuant to an Investment Management Agreement, Armistice exercises voting and investment power over the shares held by the Master Fund and thus may be deemed to beneficially own such shares. Mr. Boyd, as the managing member of Armistice, may be deemed to beneficially own the shares held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Company directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice. The address for Armistice and Steven Boyd is 510 Madison Avenue, 7th Floor, New York, New York, 10022. Does not include the following securities purchased by Armistice in the December 2024 Underwritten Offering: (i) 2,666,668 shares of common stock, (ii) 1,333,334 shares underlying Series A Common Warrants which are subject to a 4.99% blocker, and (iii) 2,666,668 shares underlying Series B Common Warrants which are subject to a 4.99% blocker.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2023, to which we or Tenzing have been a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of our average total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the section entitled “Executive Compensation.”

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

On June 16, 2021, the Company entered into an Employment Letter with Ms. Bhat (the “Bhat 2021 Employment Letter”), which supersedes the Bhat 2011 Offer Letter. The Bhat 2021 Employment Letter provides for Ms. Bhat to continue to serve as our Vice President for Program & Portfolio Management reporting to our Chief Executive Officer or our Board and provides for an annual base salary of $277,000, retroactive to December 15, 2020 (the day following the Business Combination). Under the Bhat 2021 Employment Letter, Ms. Bhat is eligible for annual bonuses in the discretion of our Board. The Bhat 2021 Employment Letter provides that to receive any bonus, Ms. Bhat must be employed by the Company at the time of payment. The Bhat 2021 Employment Letter provides that Ms. Bhat may also receive, in the discretion of our Board, equity awards under the Company’s 2020 Equity Incentive Plan or any other equity incentive plan that the Company may adopt in the future. The Bhat 2021 Employment Letter contains customary confidentiality and assignment of inventions provisions. On February 8, 2023, our compensation committee (i) awarded Ms. Bhat a $83,100 bonus for 2022, representing 30% of her then-current base salary, (ii) set Ms. Bhat’s new base salary for 2023 at $310,000, effective as of January 1, 2023, and (iii) determined that Ms. Bhat is eligible to receive a 2023 bonus at a target level of 32% of her then-current base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee. On April 25, 2023, our compensation committee awarded Ms. Bhat an option to purchase 150,000 shares of our common stock at an exercise price of $6.74 per share, based on the closing price of our common stock on the grant date in accordance with the terms of our 2020 Plan. The option was immediately vested as to 50% of the shares subject thereto on the grant date, and provides for vesting as to an additional 1.389% of the shares subject thereto on the last day of each month thereafter. On September 15, 2024, our compensation committee determined the amount of incentive bonus earned by Ms. Bhat for 2023 and awarded Ms. Bhat a bonus of $77,376, paid in the form of an immediately vested stock option to purchase 77,843 shares of our common stock at an exercise price of $1.20 per share, based on the closing price of our common stock on September 13, 2024, in accordance with the terms of the 2020 Plan.

On February 13, 2025, our compensation committee (i) approved an increase in Ms. Bhat’s base salary to $340,000, effective retroactively to January 1, 2025; (ii) approved a cash bonus payment to Ms. Bhat in respect of fiscal year 2024 in an amount of $77,500; (iii) determined that Ms. Bhat is eligible to earn a discretionary bonus for fiscal year 2025 at a target level of 32% of base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee; and (iv) granted Ms. Bhat an option to purchase 181,500 shares of our common stock at an exercise price of $1.80 per share, based on the closing price of our common stock on the grant date in accordance with the terms of the 2020 Plan, with such option award immediately vested as to approximately 42% of the shares subject thereto on the grant date, and providing for vesting as to the remainder of the shares subject thereto in specified monthly installments over the period from March 2025 through December 2027.

Effective since April 2019, Dr. Bhat had agreed to the deferral of past salary as necessary, without interest. Effective as of October 2, 2020, 132,506 shares of Old Reviva common stock were issued to Dr. Bhat in full satisfaction of the entire deferred salary balance owed to Dr. Bhat, pursuant to a Stock Issuance Agreement and Release.

Participation in 2023 Offering

Vedanta R2 Partners, LP (“Vedanta R2”), an investment vehicle managed by certain affiliates of Parag Saxena, the Chairman of our board of directors, of which Vedanta Associates, LP is the general partner, purchased an aggregate of approximately $3.0 million in pre-funded warrants and common warrants in a registered direct offering which was completed in November 2023. The placement agent received the same commission on the securities purchased by Vedanta R2 as they did from any other securities sold to other investors in the offering.

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

Policies and Procedures for Related Party Transactions:

Our board of directors has adopted a written policy, available on our website, which provides that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, any members of the immediate family of any of the foregoing persons and any firms, corporations or other entities in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest (collectively “related parties”), are not permitted to enter into a transaction with the Company without the prior consent of our board of directors acting through our audit committee or, in certain circumstances, the chairman of our audit committee. Any request for the Company to enter into a transaction with a related party, in which the amount involved exceeds $100,000 and such related party would have a direct or indirect interest must first be presented to our audit committee, or in certain circumstances the chairman of our audit committee, for review, consideration and approval. In approving or rejecting any such proposal, our audit committee, or the chairman of our audit committee, is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, the extent of the benefits to us, the availability of other sources of comparable products or services and the extent of the related party’s interest in the transaction.

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

Fees Paid to the Company's Principal Independent Registered Public Accounting Firm for Fiscal Years 2024 and 2023

The following table summarizes the fees for professional services provided by Moss Adams LLP (“Moss Adams”), our principal accountant, for audit services provided for, and other services provided in, the years ended December 31, 2024 and December 31, 2023:

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Audit Fees(1)	$822,568	$327,256
Audit-Related Fees	—	—
All Other Fees	—	—
Total	$822,568	$327,256

___________________

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our principal independent registered public accounting firm in connection with regulatory filings or engagements.

The following table summarizes the fees for professional services provided by Armanino LLP (“Armanino”), our previous principal accountant, for audit services provided for, and other services provided in, the year ended December 31, 2023:

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Audit Fees(1)	$91,903	$115,178
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$91,903	$115,178

___________________

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our previous principal independent registered public accounting firm in connection with regulatory filings or engagements.

Auditor Independence

In our fiscal year ended December 31, 2024, there were no other professional services provided by Moss Adams that would have required our audit committee to consider their compatibility with maintaining the independence of Moss Adams.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to Moss Adams, for our fiscal years ended December 31, 2024 and December 31, 2023, and to Armanino, for our fiscal year ended December 31, 2023, were pre-approved by our audit committee.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The financial statements and related notes, together with the report of Moss Adams LLP appears at pages F-2 through F-25 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

3.1	Certificate of Corporate Domestication (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

3.2	Interim Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 14, 2020, and incorporated herein by reference).

3.3	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

3.4	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 12, 2024, and incorporated herein by reference).

3.5	Bylaws of Reviva Pharmaceuticals Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on December 14, 2020, and incorporated herein by reference).

4.1*	Description of Securities.

4.2	Form of Assumed Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

4.3	Specimen Warrant Certificate (filed as Exhibit 4.3 to the Company’s Form S-1 (File No. 333-226263) as filed on August 16, 2018, and incorporated herein by reference).

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

4.9	Form of Private Pre-Funded Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on September 7, 2022, and incorporated herein by reference).

4.10	Form of Private Placement Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on September 7, 2022, and incorporated here by reference).

4.11	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on November 17, 2023, and incorporated herein by reference).

4.12	Form of Common Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on November 17, 2023, and incorporated herein by reference).

4.13	Form of Common Warrant from May 2024 Offering (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2024).

4.14	Form of Warrant Amendment Agreement from May 2024 Offering (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2024)

4.15	Form of Warrant from August 2024 Offering (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2024).

4.16	Form of Pre-Funded Warrant from August 2024 Offering (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2024).

4.17	Form of Underwriter Warrant from August 2024 Offering (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2024).

4.18	Form of Warrant Amendment Agreement from August 2024 Offering (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2024).

4.19	Form of Series A Common Stock Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2024).

4.20	Form of Series B Common Stock Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2024).

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

10.38	Form of Securities Purchase Agreement from May 2024 Offering (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2024).

16.1

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

19.1*	Reviva Pharmaceuticals Holdings, Inc. Statement of Company Policy on Insider Trading and Policy Regarding Special Trading Procedures

21.1	List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97.1#	Reviva Pharmaceuticals Holdings, Inc. Compensation Recovery Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2024, and incorporated herein by reference).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

Reviva Pharmaceuticals Holdings, Inc. (Registrant)

Date: April 2, 2025	By: /s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: April 2, 2025	By: /s/ Narayan Prabhu
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

Signature	Title	Date
/s/ Laxminarayan Bhat	Chief Executive Officer and Director	April 2, 2025
Laxminarayan Bhat	(Principal Executive Officer)

/s/ Narayan Prabhu	Chief Financial Officer	April 2, 2025
Narayan Prabhu	(Principal Financial and Accounting Officer)

/s/ Parag Saxena	Chairman of the Board	April 2, 2025
Parag Saxena

/s/ Richard Margolin	Director	April 2, 2025
Richard Margolin

/s/ Purav Patel	Director	April 2, 2025
Purav Patel

/s/ Les Funtleyder	Director	April 2, 2025
Les Funtleyder

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Reviva Pharmaceuticals Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reviva Pharmaceuticals Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accrued Clinical Expenses

As described in Note 2 to the consolidated financial statements, the Company enters into contracts with contract research organizations to conduct clinical services on their behalf. The Company records costs relating to clinical services as they are incurred. The Company records accruals for estimated ongoing research and development costs. The Company determines the amount accrued each period end by reviewing purchase orders, open contracts, reports from the Company’s contract research organization, reconciling payments and invoices and communicating with the Company’s personnel and suppliers to identify services that have been performed on the Company’s behalf. As necessary, the Company also obtains milestone and percentage completion reports from vendors and will estimate the level of service performed and the associated cost incurred for the services when it has not yet been invoiced or otherwise notified of the actual cost, which requires management judgment in estimating such amounts. The amount accrued for clinical expenses was $6.7 million as of December 31, 2024.

We identified the auditing of the estimate for accrued clinical expenses as of December 31, 2024, as a critical audit matter. The Company’s determination of the accounting estimates included in the accrual for clinical trial costs requires management judgment, which in turn led to especially challenging and subjective auditor judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the matter included the following, among others:

●	Testing management’s process for determining the estimate for accrued clinical expenses, including:
o	Obtaining an understanding of the terms and conditions included in the contract research organization contracts and related site agreements.
o	Evaluating management’s methodology to estimate the amounts incurred for clinical services.
o

Evaluating the reasonableness of the significant assumptions used by management including estimated budget, estimated unreported costs based on historical trending of reported costs to date, and projected costs remaining until the conclusion of the trials, including, but not limited to the following:

■

Performing inquiries with both the Company’s contract research organization and the Company’s operations personnel overseeing the clinical trials to corroborate management’s assumptions regarding the progress and status of the Company’s clinical trial.

■	Confirming actual costs incurred and estimated budget directly from the Company’s contract research organization.
■	Evaluating the sensitivity of changes to the significant assumptions.
o	Testing the completeness, accuracy, and relevance of the underlying data from the Company’s contract research organization reports used by management.
o	Testing the mathematical accuracy of the calculations used in the estimate.

/s/ Moss Adams LLP

San Francisco, California

April 2, 2025

We have served as the Company’s auditor since 2023.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$13,476,331	$23,367,456
Prepaid clinical trial costs	540,601	78,295
Prepaid expenses and other current assets	666,435	254,637
Total current assets	14,683,367	23,700,388
Non-current prepaid clinical trial costs	819,721	—
Total Assets	$15,503,088	$23,700,388

Liabilities and Stockholders' Equity

Liabilities
Short-term debt	$458,154	$—
Accounts payable	6,283,430	3,849,108
Accrued clinical expenses	6,723,719	11,966,812
Accrued compensation	635,587	958,607
Other accrued liabilities	500,616	400,490
Total current liabilities	14,601,506	17,175,017
Warrant liabilities	89,010	806,655
Total Liabilities	14,690,516	17,981,672

Commitments and contingencies (Note 6)

Stockholders' Equity
Common stock, par value of $0.0001; 315,000,000 shares authorized; 46,579,199 and 27,918,560 shares issued and outstanding as of December 31, 2024 and 2023, respectively	4,658	2,792
Preferred Stock, par value of $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	165,080,964	140,070,172
Accumulated deficit	(164,273,050)	(134,354,248)
Total stockholders' equity	812,572	5,718,716

Total Liabilities and Stockholders' Equity	$15,503,088	$23,700,388

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Operating expenses
Research and development	$22,907,368	$31,419,817
General and administrative	7,891,521	8,083,819
Total operating expenses	30,798,889	39,503,636
Loss from operations	(30,798,889)	(39,503,636)

Other income (expense)
Gain (loss) on remeasurement of warrant liabilities	717,645	(239,216)
Interest expense	(18,497)	(33,725)
Interest income	361,369	398,413
Other (expense) income, net	(160,916)	134,276
Total other income, net	899,601	259,748
Loss before provision for income taxes	(29,899,288)	(39,243,888)
Provision for income taxes	19,514	16,949
Net loss	$(29,918,802)	$(39,260,837)

Net loss per share:
Basic and diluted	$(0.90)	$(1.65)

Weighted average shares outstanding
Basic and diluted	33,147,424	23,798,203

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	27,918,560	$2,792	$140,070,172	$(134,354,248)	$5,718,716
Common stock issued in connection with prefunded warrant exercises	1,485,643	149	—	—	149
Issuance of common stock in offering, net of transaction costs	17,174,996	1,717	10,918,984	—	10,920,702
Issuance of common stock warrants in offering, net of transaction costs	—	—	10,421,225	—	10,421,225
Issuance of prefunded warrants in offering, net of transaction costs	—	—	470,057	—	470,057
Issuance of underwriter warrants in offering	—	—	165,952	—	165,952
Modification of existing warrants, net of transaction costs	—	—	1,073,416	—	1,073,416
Stock-based compensation expense	—	—	1,630,341	—	1,630,341
Settlement of bonuses in form of stock options	—	—	330,816	—	330,816
Net loss	—	—	—	(29,918,802)	(29,918,802)
Balance at December 31, 2024	46,579,199	$4,658	$165,080,964	$(164,273,050)	$812,572

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022 (As restated)	20,447,371	$2,045	$103,485,612	$(95,093,411)	$8,394,246
Common stock issued in connection with warrant exercises	2,202,895	220	5,677,630	—	5,677,850
Issuance of common stock and warrants in offering, net of transaction costs	5,268,294	527	27,493,576	—	27,494,103
Stock-based compensation expense	—	—	3,413,354	—	3,413,354
Net loss	—	—	—	(39,260,837)	(39,260,837)
Balance at December 31, 2023	27,918,560	$2,792	$140,070,172	$(134,354,248)	$5,718,716

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(29,918,802)	$(39,260,837)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(717,645)	239,216
Stock-based compensation expense	1,630,341	3,413,354
Changes in operating assets and liabilities:
Prepaid clinical trial costs (current and non-current)	(1,282,027)	186,288
Prepaid expenses and other current assets	(411,798)	(115,401)
Accounts payable	2,291,186	328,837
Accrued expenses and other current liabilities	(5,135,171)	6,884,190
Net cash used in operating activities	(33,543,916)	(28,324,353)
Cash flows from financing activities
Proceeds from issuance of short-term debt	976,904	667,500
Repayment of short-term debt	(518,750)	(667,500)
Proceeds from issuance of common stock, common stock warrants, prefunded warrants and from modification of existing warrants, in offerings, net of issuance costs	23,194,488	27,494,103
Proceeds from exercise of warrants	149	5,677,850
Net cash provided by financing activities	23,652,791	33,171,953
Net (decrease) increase in cash and cash equivalents	(9,891,125)	4,847,600
Cash and cash equivalents, beginning of period	23,367,456	18,519,856
Cash and cash equivalents, end of period	$13,476,331	$23,367,456

Supplemental disclosures of cash flow information:
Cash paid for taxes	$3,417	$19,754
Cash paid for interest	$18,497	$30,622

Noncash Investing and Financing Activities:
Settlement of bonuses in form of stock options	$330,816	$—
Warrant modification recorded in stockholders' equity	$1,073,416	$—
Issuance of common stock warrants	$10,421,225	$—
Issuance of prefunded warrants	$470,057	$—
Issuance of underwriter warrants	$165,952	$—
Transaction costs related to offering included in accounts payable	$143,136	$—

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

1.   ORGANIZATION AND NATURE OF OPERATIONS

On December 14, 2020, Reviva Pharmaceuticals Holdings, Inc. (the “Company”), a Delaware corporation and the successor by re-domiciliation to Tenzing Acquisition Corp. (“Tenzing”), a British Virgin Islands exempted company, Tenzing Merger Subsidiary Inc., a Delaware corporation and wholly-owned subsidiary of Tenzing (“Merger Sub”), and Reviva Pharmaceuticals, Inc., a Delaware corporation (together with its consolidated subsidiary), consummated a business combination (the “Business Combination”) through the merger of Merger Sub with and into Reviva Pharmaceuticals, Inc. (the "Merger"), in accordance with the Agreement and Plan of Merger, dated as of July 20, 2020 (the “Merger Agreement”), by and among Tenzing, Merger Sub, Reviva Pharmaceuticals, Inc., and the other parties thereto. Pursuant to the Merger Agreement, at the effective time of the Merger, Merger Sub merged with and into Reviva Pharmaceuticals, Inc., with Reviva Pharmaceuticals, Inc. as the surviving company in the Merger and, after giving effect to such Merger, Reviva Pharmaceuticals, Inc. becoming a wholly-owned subsidiary of Reviva Pharmaceuticals Holdings, Inc. In these notes to the consolidated financial statements, unless otherwise specified or the context indicates otherwise, references to the “Company,” “Reviva,” “we,” “us” and “our” refer to Reviva Pharmaceuticals Holdings, Inc. and its consolidated subsidiaries.

Reviva Pharmaceuticals, Inc. was originally incorporated in the state of Delaware and commenced operations on May 1, 2006 and its Indian subsidiary, Reviva Pharmaceuticals India Pvt. Ltd. was incorporated in 2014. The Company is a late-stage pharmaceutical company developing new therapies that seek to address unmet medical needs in the areas of central nervous system (“CNS”), inflammatory and cardiometabolic diseases.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

Reclassifications

Certain amounts in the prior year’s consolidated financial statements, as of and for the year ended December 31, 2023 have been reclassified to conform to the current period's presentation. This involved disclosing separately, prepaid clinical trial costs from the prepaid expenses and other current assets balance, which were previously disclosed in the aggregate. This also involved disclosing separately interest expense, interest income, and other income, net, which were previously disclosed in the aggregate. These reclassifications had no effect on the Company’s loss from operations, net loss, or net loss per share

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Reviva Pharmaceuticals Holdings, Inc. and its wholly owned subsidiaries Reviva Pharmaceuticals, Inc and Reviva Pharmaceuticals, India Pvt Ltd. The Company’s foreign subsidiary’s functional currency is the U.S. dollar. The Company recognizes a foreign currency gain or loss each reporting period, on translation of its foreign subsidiary's financial information on consolidation. Any such foreign currency gain or loss is recognized as part of other expense, net, on the consolidated statement of operations. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. All transactions and balances between the parent and its subsidiaries have been eliminated in consolidation.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation and used by chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company's Chief operating decision-maker (“CODM”), the Company's chief executive officer, view the Company's operations and manages its business as a single operating segment. See Note 9 for more information.

Liquidity and going concern

The Company has incurred losses since inception and as of December 31, 2024 the Company had a working capital surplus of approximately $0.1 million, an accumulated deficit of $164.3 million and cash and cash equivalents on hand of approximately $13.5 million. The Company's net loss for the years ended December 31, 2024 and 2023, was approximately $29.9 million and $39.3 million, respectively. The Company expects to incur significant expenses and increased operating losses for the next several years. The Company expects its expenses to increase in connection with its ongoing activities to research, develop and commercialize its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

The Company’s current cash on hand is not sufficient to satisfy its operating cash needs for the 12 months from the filing of this Annual Report on Form 10-K. The Company believes that it has adequate cash on hand to cover anticipated outlays into the second quarter of 2025, but will need additional fundraising activities and cash on hand during the second quarter of fiscal year 2025. The Company has based this estimate, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than it currently expects. The Company will need to raise additional funds to continue funding its development efforts and operations. The Company intends to secure such additional funding, although there are no guarantees or commitments for additional funding. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. The Company will seek to fund its operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. During 2024, the Company raised capital through registered financial offerings (Note 4). Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods covered by the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include clinical trial costs, fair value of stock-based compensation, and fair value of warrants. Actual results could differ materially from such estimates under different assumptions or circumstances.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Substantially, all the Company’s cash and cash equivalents are held in demand deposit and money market funds at three financial institutions. Deposits in financial institutions may, from time to time, exceed federally insured limits. Amounts held in demand deposit in excess of federally insured limits, totaled $937,004 and $786,971 as of December 31, 2024 and 2023, respectively. The Company has not experienced any losses on its deposits of cash.

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

The Company contracts with vendors and consultants to provide services related to the Company's research and development. Costs and expenses incurred that represented 10% or more of research and development costs for the years ended December 31, 2024 and 2023 are described as follows. During the year ended December 31, 2024, costs from two vendors represented 40% of and 14% of total research and development expenses. During the year ended December 31, 2023, costs from one vendor represented 62% of total research and development expenses.

The Company’s operating results may be materially affected by the foregoing factors.

Cash and cash equivalents

As of December 31, 2024, and 2023, the Company’s cash was maintained in demand deposit forms at three financial institutions. The Company considers any highly liquid investments, such as money market funds, with an original maturity of three months or less to be cash and cash equivalents.

The components of cash and cash equivalents were as follows:

	Year Ended December 31,
	2024	2023
Cash on deposit	$1,272,704	$1,155,636
Money market funds (cash equivalents)	12,203,627	22,211,820
Cash and cash equivalents	$13,476,331	$23,367,456

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

ROU assets and lease liabilities are recognized at the commencement date and determined using the present value of the future minimum lease payments over the lease term. For any identified leases not determined to be short-term, The Company uses an incremental borrowing rate based on an estimated rate of interest for collateralized borrowing for any leases that do not include an implicit interest rate. Where applicable, The estimated incremental borrowing rate considers market data, actual lease economic environment, and the lease term at commencement date.

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

In determining the fair value of equity classified warrants, the Company utilizes the Black-Scholes-Merton model using assumptions regarding volatility of the Company's common share price, expected term of the warrants, expected divided rate, and risk-free interest rates. In determining the fair value of liability classified warrants, the Company utilizes a Lattice model using assumptions regarding volatility of the Company's common share price, expected term of the warrants, expected dividend, and risk-free interest rates. These assumptions are described as:

•

Expected term: The Company’s expected term represents the period between the valuation date and the expiration date of the warrant, however if an estimated liquidation event is expected to occur and the warrants are effected by said liquidation event, the period between the valuation date and that event would be used instead.

•

Expected volatility: Expected volatility for equity classified awards is based on historical stock volatility data for a peer set of similar public companies with sufficient trading history, over the expected term of the warrant. Expected volatility for liability classified warrants is based on the volatility implied by the public warrant market price when sufficient data is available, otherwise it is based on a peer set of similar public companies.

•	Expected dividend: The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has never paid dividends and has no plans to pay dividends.

•

Risk-free interest rate: The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the U.S. Treasury zero-coupon issues in effect at the valuation date for periods corresponding with the expected term of the warrant.

Due to their short maturities, the carrying amounts for cash and cash equivalents, prepaid clinical trial costs, prepaid expenses and other current assets, accounts payable, accrued clinical expenses, accrued compensation, short-term debt, and other accrued liabilities approximate their fair value.

Clinical trial costs

We record clinical trial costs as they are incurred. For any unbilled costs as of each reporting date, we determine the amounts to accrue by obtaining reports from the Company’s contract research organization (“CRO”) and communicating with our personnel and suppliers to identify services that have been performed, but not yet billed. We further validate the completeness of our accruals by reconciling payments and invoices, and reviewing vendor contracts and purchase orders. As necessary, we obtain milestones and percentage completion reports from vendors and will estimate the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost.

Our estimated accrued expenses are based on facts and circumstances known to us at that time. We will confirm the accuracy of our estimates with the service providers and adjust if necessary. The significant estimates in our accrued clinical trial costs include the calculation of patient visits incurred, but not yet reported by the vendor. The calculation involves the use of key inputs and assumptions such as estimated budget, estimated unreported costs based on historical trending of reported costs to date, and projected costs remaining until the conclusion of the trials.

These estimates are primarily based on communications with the third-party service providers, the Company’s estimates of accrued clinical trial costs and information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. The estimates are trued up to reflect the best information available at the time of the consolidated financial statement issuance. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.

Research and development costs

Research and development costs are charged to operating expenses as incurred. Research and development costs include, but are not limited to, costs associated with the Company’s clinical trials, payroll and personnel expenses, stock-based compensation charges for those individuals involved in ongoing research and development efforts, laboratory supplies and consulting costs. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

The Company estimates preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions and CROs that conduct and manage preclinical studies and clinical trials on the Company’s behalf.

General and administrative costs

General and administrative costs are charged to operating expenses as incurred. General and administrative costs include, but are not limited to, payroll and personnel expenses, travel and entertainment, consulting costs, professional services, conference and meeting costs, legal expenses and overhead, including rent and utilities.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its opening results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. The Company generated a deferred tax asset through net operating loss (“NOL”) carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry forward prior to its expiration. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

Stock-based compensation

Stock-based compensation is calculated based on the requirements of ASC 718, Share-Based Payments ("ASC 718"), which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The fair value of the award is recognized as expense based upon the vesting terms of the award over the requisite service period. The Company accounts for forfeited awards as they occur.

In determining the fair value of awards, the Company utilizes the Black-Scholes-Merton model using assumptions regarding volatility of the Company's common share price, expected term, expected divided rate, and risk-free interest rates as described below:

•	Expected term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method.

•	Expected volatility: Expected volatility is based on historical stock volatility data for a peer set of similar public companies with sufficient trading history, over the expected term of the awards.

•	Expected dividend: The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has never paid dividends and has no plans to pay dividends.

•

Risk-free interest rate: The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Short-term debt

In January 2024, the Company obtained financing for certain Director and Officer liability insurance policy premiums. The governing agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes, and fees financed was $518,750, of which a principal balance of $415,000 was financed after accounting for the up-front payment made. The financing arrangement has an annual percentage interest rate of 7.99% and a term of 10 months, with ten payments, inclusive of interest, payable on a monthly basis through November 2024.

In December 2024, the Company obtained new financing for the renewal of these policies. The total premiums, taxes, and fees financed was $458,154. The financing arrangement has an annual percentage interest rate of 7.90% and a term of 10 months, with ten payments, inclusive of interest, payable on a monthly basis beginning January 2025 through October 2025.

New Accounting Pronouncements Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") 2023-07, with the goal of enhancing segment disclosures under Topic 280 – Segment Reporting, which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision-maker. Public entities with a single reporting segment have to provide all disclosures required by ASC 280, including the significant segment expense disclosures. This Update is applicable for all public entities. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the provisions of ASU 2023-07 as of December 31, 2024 on a retrospective basis. The adoption did not have a material impact on the consolidated financial statements, refer to Note 9, Segment Information.

New Accounting Pronouncements Not Yet Adopted

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

3.   LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and pre-funded warrants outstanding during the period. Diluted net loss per share includes potentially dilutive securities such as stock, and options, warrants to purchase common stock (excluding warrants that are exercisable for $0.0001 per warrant) unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2024 and 2023, because all such securities are anti-dilutive for all periods presented.

The components of basic and diluted net loss per share were as follows:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(29,918,802)	$(39,260,837)
Denominator:
Weighted-average common shares outstanding – basic and diluted	33,147,424	23,798,203
Net loss per share – basic and diluted	$(0.90)	$(1.65)

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive:

	Year Ended December 31,
	2024	2023
Shares issuable upon exercise of stock options	2,559,440	1,580,574
Shares issuable upon exercise of warrants to purchase common stock (excluding 1,968,765 warrants that are exercisable for $0.0001 per warrant as of December 2024 and 2023)	45,782,603	20,883,869
	48,342,043	22,464,443

The diluted net loss per share computation equals basic net loss per share for the years ended December 31, 2024 and 2023 because the Company had a net loss and the impact of the assumed exercise of stock options and certain warrants would be anti-dilutive.

4.   WARRANTS

The following is a summary of the Company’s warrant activity (number of common stock shares underlying the warrants) for the years ended December 31, 2024 and 2023:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2022	Warrant Shares Granted	Warrant Shares Exercised	Warrant Shares Cancelled/ Expired	Outstanding, December 31, 2023	Expiration
SPAC Public Warrants	December 2020	$11.50	6,881,313	—	—	—	6,881,313	December 2025
June 2021 Common Stock Warrants*	June 2021	$4.125	6,871,651	—	(226,610)	—	6,645,041	May 2026
Pre-Public Private Company Warrants	December 2020	$22.99	120,456	—	—	—	120,456	July 2025
September 2022 Private Pre-Funded Warrants	September 2022	$0.0001	1,383,399	—	—	—	1,383,399	September 2027
September 2022 Common Stock Warrants	September 2022	$2.40	3,359,684	—	(1,976,285)	—	1,383,399	September 2027
November 2023 Common Stock Warrants**, ***	November 2023	$5.00	—	5,853,660	—	—	5,853,660	November, 2028
November 2023 Pre-Funded Warrants	November 2023	$0.0001	—	585,366	—	—	585,366	November, 2028
			18,616,503	6,439,026	(2,202,895)	—	22,852,634

* In August 2024, 2,199,975 of these warrant shares were modified to reduce the exercise price from $4.125 per warrant share, to $0.7964 per warrant share and to extend the expiration of these warrants from May 2026 to August 2029. The breakout of these warrant shares has been reflected in the 2024 warrant rollforward table, below.

** In May 2024, 1,365,854 of these warrants were modified to reduce the exercise price from $5.00 per warrant share, to $1.455 per warrant share and to extend the expiration of these warrants from November 2028 to May 2029. The breakout of these warrant shares has been reflected in the 2024 warrant rollforward table, below.

*** In August 2024, 2,536,586 of these warrants (separate from the May 2024 modification) were modified to reduce the exercise price from $5.00 per warrant share, to $0.7964 per warrant share and to extend the expiration of these warrants from November 2028 to August 2029. The breakout of these warrant shares has been reflected in the 2024 warrant rollforward table, below.

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2023	Warrant Shares Granted	Warrant Shares Exercised	Warrant Shares Cancelled/ Expired	Outstanding, December 31, 2024	Expiration
SPAC Public Warrants	December 2020	$11.50	6,881,313	—	—	—	6,881,313	December 2025
June 2021 Common Stock Warrants	June 2021	$4.125	4,445,066	—	—	—	4,445,066	May 2026
June 2021 Common Stock Warrants (August 2024 Amended)	June 2021	$0.7964	2,199,975	—	—	—	2,199,975	August 2029
Pre-Public Private Company Warrants	December 2020	$22.99	120,456	—	—	—	120,456	July 2025
September 2022 Private Pre-Funded Warrants	September 2022	$0.0001	1,383,399	—	—	—	1,383,399	September 2027
September 2022 Common Stock Warrants	September 2022	$2.40	1,383,399	—	—	—	1,383,399	September 2027
November 2023 Common Stock Warrants	November 2023	$5.00	1,951,220	—	—	—	1,951,220	November, 2028
November 2023 Common Stock Warrants (May 2024 Amended)	November 2023	$1.455	1,365,854	—	—	—	1,365,854	May 2029
November 2023 Common Stock Warrants (August 2024 Amended)	November 2023	$0.7964	2,536,586	—	—	—	2,536,586	August 2029
November 2023 Pre-Funded Warrants	November 2023	$0.0001	585,366	—	—	—	585,366	November, 2028
May 2024 Common Stock Warrants	May 2024	$1.455	—	1,898,734	—	—	1,898,734	May 2029
August 2024 Common Stock Warrants	August 2024	$0.7964	—	4,761,905	—	—	4,761,905	August 2029
August 2024 Pre-Funded Warrants	August 2024	$0.0001	—	1,485,643	(1,485,643)	—	—	August 2029
August 2024 Underwriter Warrants	August 2024	$1.3125	—	238,095	—	—	238,095	August 2029
December 2024 Series A Common Stock Warrants	December 2024	$1.50	—	6,000,000	—	—	6,000,000	June 2025
December 2024 Series B Common Stock Warrants	December 2024	$1.50	—	12,000,000	—	—	12,000,000	December 2029
			22,852,634	26,384,377	(1,485,643)	—	47,751,368

November 2023 Registered Direct Offering

On November 20, 2023, the Company completed a registered direct offering (the "November 2023 Offering"), priced at the market under Nasdaq rules, with several healthcare-focused institutional investors, and an investment vehicle managed by a firm affiliated with a member of the Company’s Board of Directors (the “Director Affiliate” and collectively, the “Purchasers”), and the Company sold and issued to the Purchasers an aggregate of (i) 5,268,294 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), (ii) pre-funded warrants (the “November 2023 Pre-Funded Warrants”) exercisable for an aggregate of up to 585,366 shares of Common Stock, and (iii) warrants (the “November 2023 Common Stock Warrants”) exercisable for an aggregate of up to 5,853,660 shares of Common Stock. The public offering price for each share of Common Stock and accompanying warrant to purchase one share of Common Stock was $5.125 and the public offering price for each November 2023 Pre-Funded Warrant and accompanying November 2023 Warrant to purchase one share of Common Stock was $5.1249. The net proceeds to the Company from the November 2023 Offering were approximately $27.5 million, after deducting placement offering costs, agent fees and expenses and other offering expenses payable by the Company.

The fair value of the November 2023 Common Stock Warrants and November 2023 Pre-Funded Warrants was determined utilizing a Black-Scholes-Merton model considering all relevant assumptions current at the date of issuance. The grant date relative fair value of the November 2023 Common Stock Warrants and the November 2023 Pre-Funded Warrants was estimated to be $23.8 million on November 15, 2023 and such warrants are classified as equity. Refer to Note 2, Summary of Significant Accounting Policies and Basis of Presentation, for further detail regarding how assumptions were determined.

The following assumptions and key inputs were used to value the November 2023 Common Stock Warrants and November 2023 Pre-Funded Warrants at the date of issuance:

	November 2023 Warrants	November 2023 Pre-Funded Warrants
Risk-free interest rate	4.5%	4.5%
Expected term (years)	5.0	5.0
Expected volatility	89.0%	89.0%
Stock price on valuation date	$5.00	$5.00
Exercise price	$5.12	$0.0001
Expected dividend	—%	—%

The Company evaluated the November 2023 Warrants and the November 2023 Pre-Funded Warrants in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that they should be classified as equity instruments, with no recurring fair value measurement required. The warrants are indexed to the Company’s common stock and are required to be settled through physical settlement or net share settlement, if exercised. Accordingly, the warrants were recorded at their grant date fair value with no subsequent remeasurement.

May 2024 Registered Direct Offering

On May 29, 2024, the Company completed a registered direct offering (the “May 2024 Offering”), priced at the market under Nasdaq rules, and the Company sold and issued an aggregate of (i) 1,898,734 shares of its common stock, and (ii) warrants (the “May 2024 Common Stock Warrants”) exercisable for an aggregate of up to 1,898,734 shares of its common stock. The public offering price for each share of common stock and accompanying May 2024 Warrant to purchase one share of common stock was $1.58. The May 2024 Common Stock Warrants have a term of 5 years and expire on May 29, 2029. The net proceeds to the Company from the May 2024 Offering were $2.8 million, after deducting placement offering costs, agent fees and expenses and other offering expenses payable by the Company, of $0.4 million.

The Company evaluated the May 2024 Common Stock Warrants in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that they should be classified as equity instruments, with no recurring fair value measurement required. The May 2024 Common Stock Warrants are indexed to the Company’s common stock and are required to be settled through physical settlement, subject to certain conditions, or net share settlement, if exercised. Accordingly, the May 2024 Common Stock Warrants were recorded at their grant date fair value with no subsequent remeasurement.

The fair value of the May 2024 Common Stock Warrants was determined utilizing a Black-Scholes-Merton model, considering all relevant assumptions current at the date of issuance. Refer to Note 2, Summary of Significant Accounting Policies and Basis of Presentation, for further detail regarding how assumptions were determined. The grant date relative fair value of the May 2024 Common Stock Warrants was estimated to be approximately $1.1 million recognized to additional paid-in capital in the consolidated balance sheet as the May 2024 Common Stock Warrants were determined to be equity classified, with the corresponding debit as an issuance cost of the related equity offering.

The following assumptions and key inputs were used to value the May 2024 Common Stock Warrants at the date of issuance:

Risk-free interest rate	4.6%
Expected term (years)	5
Expected volatility	93.00%
Stock price on valuation date	$1.34
Exercise price	$1.46
Expected dividend	—%

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

The following assumptions and key inputs were used to value the modification of the May 2024 Existing Warrants immediately before the modification and immediately after the modification:

	Immediately before the modification	Immediately after the modification
Risk-free interest rate	4.70%	4.60%
Expected term (years)	4.5	5.0
Expected volatility	97.00%	93.00%
Stock price on valuation date	$1.34	$1.34
Exercise price	$5.00	$1.46
Expected dividend	—%	—%

August 2024 Underwritten Offering

On August 22, 2024, the Company completed an underwritten offering and the Company sold and issued (i) 3,276,262 shares of common stock, (ii) pre-funded warrants (the “August 2024 Pre-Funded Warrants”) exercisable for an aggregate of up to 1,485,643 shares of common stock, and (iii) warrants (the “August 2024 Common Stock Warrants”) exercisable for an aggregate of 4,761,905 shares of common stock (the “August 2024 Offering”). The public offering price for each share of common stock and accompanying August 2024 Common Stock Warrants to purchase one share of common stock (including the pricing for the warrant repricing described below) was $1.05, and the public offering price for each August 2024 Pre-Funded Warrant and accompanying August 2024 Warrant to purchase one share of common stock was $1.0499. The net proceeds to the Company from the August 2024 Offering were approximately $3.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company of approximately $1.4 million.

Upon the closing of the August 2024 Offering, the Company issued to the Underwriter warrants to purchase up to 238,095 shares of common stock (the “August 2024 Underwriter Warrants”). The August 2024 Underwriter Warrants are exercisable at an exercise price of $1.3125 per share and are exercisable during the five-year period commencing six months after the closing date of the August 2024 Offering.

The Company evaluated the August 2024 Common Stock Warrants and August 2024 Pre-funded Warrants in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that they should be classified as equity instruments, with no recurring fair value measurement required. The August 2024 Common Stock Warrants are indexed to the common stock and are required to be settled through physical settlement, subject to certain conditions, or net share settlement, if exercised. Accordingly, the August 2024 Common Stock Warrants were recorded at their grant date fair value with no subsequent remeasurement.

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

The fair value of the August 2024 Common Stock Warrants, August 2024 Pre-funded Warrants, and August 2024 Underwriter Warrants were determined utilizing a Black-Scholes-Merton model, considering all relevant assumptions current at the date of issuance. Refer to Note 2, Summary of Significant Accounting Policies and Basis of Presentation, for further detail regarding how assumptions were determined. The grant date relative fair value of the August 2024 Common Stock Warrants, August 2024 Pre-funded Warrants and August 2024 Underwriter Warrants was estimated to be approximately $1.2 million, $0.5 million, and $0.2 million, respectively, and were recognized as additional paid-in capital in the consolidated balance sheet as the August 2024 Common Stock Warrants, August 2024 Pre-funded Warrants, and August 2024 Underwriter Warrants were determined to be equity classified, with the corresponding debit as an issuance cost of the related equity offering.

The following assumptions and key inputs were used to value the August 2024 Common Stock Warrants, August 2024 Pre-funded Warrants, and August 2024 Underwriter Warrants at the date of issuance:

	August 2024 Common Stock Warrants	August 2024 Pre-Funded Warrants	August 2024 Underwriter Warrants
Risk-free interest rate	3.7%	3.7%	3.7%
Expected term (years)	5	5	5
Expected volatility	111.00%	111.00%	111.00%
Stock price on valuation date	$0.90	$0.90	$0.90
Exercise price	$0.7964	$0.0001	$1.3125
Expected dividend	—%	—%	—%

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

The following assumptions and key inputs were used to value the modification of the warrants immediately before and immediately after the modification. Refer to Note 2, Summary of Significant Accounting Policies and Basis of Presentation, for details related to the determination of fair value for warrants:

	Immediately before the modification		Immediately after the modification
	June 2021 Common Stock Warrants	November 2023 Common Stock Warrants	June 2021 Common Stock Warrants	November 2023 Common Stock Warrants
Risk-free interest rate	4.10%	3.70%	3.70%	3.70%
Expected term (years)	1.76	4.25	5.00	5.00
Expected volatility	100.00%	111.00%	111.00%	111.00%
Stock price on valuation date	$1.14	$1.14	$1.14	$1.14
Exercise price	$4.1250	$5.0000	$0.7964	$0.7964
Expected dividend	—%	—%	—%	—%

December 2024 Underwritten Offering

On December 18, 2024, the Company completed an underwritten offering and the Company sold and issued (i) an aggregate of 12,000,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), (ii) Series A warrants exercisable for an aggregate of up to 6,000,000 shares of Common Stock (the “Series A Common Stock Warrants”) and (iii) Series B warrants exercisable for an aggregate of up to 12,000,000 shares of Common Stock (the “Series B Common Stock Warrants” and together with the Series A Common Stock Warrants, the “December 2024 Common Stock Warrants”), for aggregate net proceeds of $16.5 million (the “December 2024 Underwritten Offering”) after deducting placement offering costs, agent fees and expenses and other offering expenses payable by the Company of $1.5 million.

Each share of Common Stock was sold together with (i) a Series A Common Stock Warrant to purchase 0.5 of a share of Common Stock and (ii) a Series B Common Stock Warrant to purchase one share of Common Stock, at a combined public offering price of $1.50 per share of Common Stock and accompanying December 2024 Common Stock Warrants. The Series A Common Stock Warrants are exercisable immediately, expire six months from the date of issuance on June 18, 2025, and have an exercise price of $1.50 per whole share. The Series B Common Stock Warrants are exercisable immediately, expire 5 years from the date of issuance on December 18, 2029, and have an exercise price of $1.50 per share. The net proceeds to the Company from the December 2024 Underwritten Offering were approximately $16.5 million, after deducting placement offering costs, agent fees and expenses and other offering expenses payable by the Company.

The Company evaluated the December 2024 Common Stock Warrants in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that they should be classified as equity instruments, with no recurring fair value measurement required. The warrants are indexed to the Company’s common stock and are required to be settled through physical settlement or net share settlement, if exercised. Accordingly, the warrants were recorded at their grant date fair value with no subsequent remeasurement.

The fair value of the December 2024 Common Stock Warrants was determined utilizing a Black-Scholes-Merton model considering all relevant assumptions current at the date of issuance. Refer to Note 2, Summary of Significant Accounting Policies and Basis of Presentation, for further detail regarding how assumptions were determined. The grant date relative fair value of the Series A and Series B Common Stock Warrants was estimated to be $1.3 million and $6.8 million, respectively and such warrants were recognized as additional paid-in capital in the consolidated balance sheet as they were determined to be equity classified.

The following assumptions and key inputs were used to value the December 2024 Common Warrants at the date of issuance:

	Series A Common Stock Warrants	Series B Common Stock Warrants
Risk-free interest rate	4.3%	4.4%
Expected term (years)	0.50	5.00
Expected volatility	120.00%	111.00%
Stock price on valuation date	$1.44	$1.44
Exercise price	$1.50	$1.50
Expected dividend	—%	—%

5.   STOCKHOLDERS' EQUITY, STOCK OPTION PLANS, AND STOCK-BASED COMPENSATION

Our authorized capital stock consists of:

•	315,000,000 shares of common stock, par value $0.0001 per share; and

•	10,000,000 shares of preferred stock, par value $0.0001 per share.

As of December 31, 2024 there were 46,579,199 shares of our common stock outstanding, and no shares of preferred stock outstanding. As of December 31, 2023, there were 27,918,560 shares of our common stock outstanding, and no shares of preferred stock outstanding.

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

On May 29, 2024, the Company closed the sale of 1,898,734 shares of common stock and the May 2024 Warrants, pursuant to the securities purchase agreement entered into between the Company and several purchasers on May 28, 2024. Refer to Note 4, Warrants, for additional details.

On August 22, 2024, we completed an underwritten offering for the issuance and sale of 3,276,262 shares of our common stock, the August 2024 Warrants and the August 2024 Pre-funded Warrants. Refer to Note 4, Warrants, for additional details.

On December 18, 2024 the Company close the sale of the December Underwriting Agreement for the offering, issuance and sale of 12,000,000 shares of common stock and December 2024 Common Stock Warrants. Refer to Note 4, Warrants, for additional details.

As of December 31, 2024, the Company has shares of common stock reserved for future issuance as follows:

Shares underlying outstanding warrants	47,751,368
Shares reserved for future issuance under the 2020 Equity Incentive Plan	3,060,506
Stock options outstanding	2,559,440
Total common stock reserved for future issuance	53,371,314

2006 and 2020 Equity Incentive Plans

Following the December 31, 2023 balance sheet date, in accordance with the “evergreen” provision in our 2020 Equity Incentive Plan (the "Evergreen Provision"), an additional 2,791,856 shares were automatically made available for issuance on the first day of 2024, which represents 10% of the number of shares of common stock outstanding on December 31, 2023. As a result, as of December 31, 2024, the Share Reserve available for future awards under the 2020 Equity Incentive Plan stood at 3,060,506 shares, after accounting for the above described 2024 Evergreen Increase, options forfeited and options granted during 2024. Following the December 31, 2024 balance sheet date, in accordance with the Evergreen Provision, an additional 4,657,919 shares were automatically made available for issuance under the plan on the first day of 2025, representing 10% of the number of shares of common stock outstanding on December 31, 2024.

As of December 31, 2024, there were no outstanding awards under the 2006 Equity Incentive Plan and no new grants of awards are permitted under the 2006 Equity Incentive Plan.

Stock-Based Compensation Expense

The Company records stock-based compensation expense based on the fair value of stock options granted to employees, non-employee consultants and non-employee directors. During the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense of approximately $1.6 million and $3.4 million, respectively. As of December 31, 2024, the Company had unrecognized stock-based compensation expense of $2.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Determining Fair Value

Refer to Note 2, Summary of Significant Accounting Policies and Basis of Presentation, for details related to the determination of fair value for option awards.

The fair value of options granted during the years ended December 31, 2024 and 2023 used the following assumptions and key inputs:

Black-Scholes-Merton Inputs
	December 31, 2024			December 31, 2023
Risk-free interest rate range	3.4%	-	4.2%	3.4%	-	4.6%
Expected term range (in years)	5.0	-	5.6	5.4	-	6.1
Expected volatility range	111%	-	118%	86.5%	-	89.5%
Expected dividend yield			—%			—%

The weighted average fair value of stock options granted for the years ended December 31, 2024 and 2023, was $1.01 and $4.59, respectively. The options have a contractual term of 10 years.

Activity under the stock plans for the years ended December 31, 2024 and 2023 is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise price per share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2022	2,600,063	244,774	$6.32	8.62	$—
Granted	(1,595,800)	1,595,800	6.30	—	—
Expired	—	(260,000)	5.04	—	—
Balance, December 31, 2023	1,004,263	1,580,574	6.51	9.11	300,969
Granted*	(1,095,613)	1,095,613	1.21	—	—
Expired/Cancelled	360,000	(116,747)	10.27	—	—
Evergreen plan increase	2,791,856	—	—	—	—
Balance, December 31, 2024	3,060,506	2,559,440	$4.07	8.88	$683,016

Options vested and exercisable at December 31, 2024		1,643,102	$4.48	8.70	$362,892

* For the year ended December 31, 2024, the Company settled certain accrued bonus amounts through the issuance of a total of 332,813 stock options to certain employees, in lieu of cash bonuses The fair value of those stock options was approximately $330,816 and this amount was recorded directly to additional paid-in capital on the consolidated balance sheet as the stock options were issued to settle an accrued bonus amount for which the associated expense was previously recognized in the consolidated statement of operations This amount is not included within the expenses disclosed below.

For the years ended December 31, 2024 and 2023, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Year Ended December 31,
	2024	2023
Research and development	$950,247	$1,449,982
General and administrative	680,094	1,963,372
Total stock-based compensation expense	$1,630,341	$3,413,354

6.   COMMITMENTS AND CONTINGENCIES

Clinical trials

Since 2010, the Company has entered into multiple clinical trial agreements with medical institutions in the United States, Europe and Asia for the purpose of enrolling patients into various clinical trials. The agreements are substantially similar by trial and include a detailed listing of the clinical trial services for which the Company will pay, how much will be paid for each service, a set-up charge (if any), Investigational Review Board fees, contractual term, and other provisions. The clinical trial services provided by each site generally include the screening of prospective patients and, for those patients to be enrolled in the study, administration of the Company’s investigation drug according to the trial protocol, any required hospitalization, ancillary medical supplies, and patient follow-up. Further, each agreement requires the Company to indemnify each respective clinical site against any and all liability, loss, or damage it may suffer as a result of third-party claims; the Company maintains product liability insurance in conjunction with this indemnification. The agreements may be terminated upon 30 days’ written notice, subject to conditions of paying all liabilities incurred through the date of termination. Additionally, with each screened patient, the Company incurs expense with other entities engaged to provide independent review of patient medical records.

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

Operating Leases

During the period covered by these consolidated financial statements, the Company had two leases. The first was a twelve-month lease on its former corporate office located at 19925 Stevens Creek Blvd., Suite 100, Cupertino, CA 95014. The monthly lease payment was approximately $1,447 and the lease was renewed in February 2022 and again on February 1, 2023, for another 12-month term. This lease terminated on January 31, 2024. The second lease was for a new corporate office located at 10080 N. Wolfe Road, Suite SW3-200, Cupertino, CA 95014. The monthly lease payment was approximately $4,300 and the lease was entered into beginning December 1, 2023 for a 12-month term and was renewed in January 2025 for an additional twelve months. The operating lease cost on these leases for the years ended December 31, 2024 and 2023 was approximately $50,180 and $20,000, respectively.

Litigation

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

7.   FAIR VALUE MEASUREMENTS

The following tables provide a summary of the assets and liabilities that are required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of December 31, 2024 and 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$12,203,627	$—	$—	$12,203,627
Total assets measured and recorded at fair value	$12,203,627	$—	$—	$12,203,627
Liabilities:
Warrant liabilities	$—	$—	$89,010	$89,010
Total liabilities measured and recorded at fair value	$—	$—	$89,010	$89,010

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$22,211,820	$—	$—	$22,211,820
Total assets measured and recorded at fair value	$22,211,820	$—	$—	$22,211,820
Liabilities:
Warrant liabilities	$—	$—	$806,655	$806,655
Total liabilities measured and recorded at fair value	$—	$—	$806,655	$806,655

The following table summarizes the changes in the fair value of the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31,
	2024	2023
Balance, beginning of period	$806,655	$567,439
Change in fair value of warrant liabilities	(717,645)	239,216
Balance, end of period	$89,010	$806,655

In prior years, the Company issued warrants to purchase 556,313 shares of common stock in a private-placement (the "Private Warrants") and classified the warrants as derivative liabilities, pursuant to ASC 815, as the Private Warrants have an exercise price that is subject to potential adjustment, with subsequent changes in their fair values to be recognized in the consolidated statement of operations at each reporting date. The Company calculated the fair value of the Private Warrants as of December 31, 2024 and 2023 as $89,010 and $806,655, respectively, using a Lattice model. The assumptions and key inputs used in the Lattice calculation were the following:

	December 31, 2024	December 31, 2023
Risk-free interest rate	4.17%	4.25%
Remaining expected term of warrants	0.95	1.96
Expected volatility(1)	128.70%	89.00%
Stock price on valuation date	$1.81	$5.15
Exercise price	$11.50	$11.50
Expected dividend	—%	—%

(1) Based on volatility implied by the Company's publicly traded warrant market price.

8.   INCOME TAXES

As a result of the Company's history of net operating losses and the full valuation allowance against its deferred tax assets, there was no current or deferred income tax provision other than current state minimum taxes and current foreign taxes for the years ended December 31, 2024 and 2023.

Domestic and international pre-tax income/(loss) consists of the following:

	December 31,
	2024	2023

United States	$(29,847,961)	$(39,301,700)
International	(51,327)	57,812
Loss before income taxes	$(29,899,288)	$(39,243,888)

The provision for income taxes is attributable to operations and is comprised of the following:

	December 31,
	2024	2023

Current:
Federal	$—	$—
State	2,100	2,400
Foreign	17,414	14,549
Current Total	$19,514	$16,949

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Deferred Total	—	—
Provision for Income Taxes	$19,514	$16,949

Reconciliations to the statutory federal income tax rate and the Company's effective tax rate consist of the following:

	December 31,
	2024	2023
Statutory federal income tax rate	$(6,278,850)	$(8,219,715)
State income taxes, net of federal tax benefits	127,499	(91,612)
State True Up	2,242,134	—
Warrant Expense	(150,705)	50,235
Stock Based Compensation	56,333	86,635
Foreign Rate Differential	(2,053)	2,312
Other Permanent Differences	41,024	17,498
Valuation allowance	3,994,770	8,204,250
Other	(10,638)	(32,654)
Provision for Income Taxes	$19,514	$16,949

The components of deferred tax assets included on the balance sheet are:

	December 31,
	2024	2023
NOL Carryforwards	15,687,479	15,264,557
Accruals and Reserves	(28,852)	231,425
Stock-based Compensation	1,135,026	848,987
Capitalized Section 174	14,681,051	11,017,511
Others	13,686	131,090
	31,488,340	27,493,570
Valuation allowance	(31,488,340)	(27,493,570)
Net deferred tax assets	—	—
Deferred income taxes	$—	$—

Management has determined based on all the available information that a 100% valuation reserve is required against its deferred tax assets due to the uncertainty surrounding realization of such assets. Total increase in the valuation allowance is $3,994,770 for the year ending December 31, 2024 and was $10,166,952 for the year ending December 31, 2023.

As of December 31, 2024 and 2023, the Company has U.S. Federal net operating loss carryforwards of approximately $71.8 million and $59.1 million, respectively, and state net operating loss carryforwards of approximately $8.7 million and $40.8 million, respectively. Approximately $35.9 million of the U.S. Federal losses begin to expire in 2029. The balance, all post-2017 federal net operating losses may be carried forward indefinitely. Prior to applying the valuation allowance, the deferred tax assets relate mainly to NOL carryforwards, capitalized research expenditures and stock-based compensation.

As of December 31, 2024, the Company had $1.5 million research and development credit carryforwards to offset federal income taxes and $0.2 million of California research credit carryforwards to offset state income taxes. Both the federal and California credits will begin to expire in 2042 if unutilized.

Under the provisions of the Internal Revenue Code, the NOL's and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. Utilization of the net operating loss and tax credits carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization.

The Company has elected to recognize interest and penalties related to uncertain tax positions as components of income tax expense. As of December 31, 2024, the Company has no accrual for payment of interest related to unrecognized tax benefits.

The Company’s income tax returns for all years remain open to examination by federal and state taxing authorities. The Company does not expect that its unrecognized tax benefit will change significantly in the next 12 months.

As of December 31, 2024 the Company has approximately $1.7 million unrecognized tax benefits that, if recognized, would change its effective rate. The Company’s unrecognized tax benefit relates entirely to the federal and California research credits. The total increase in the unrecognized tax benefits was approximately $0.9 million for the year ending December 31, 2024 and $0.7 million for the year ending December 31, 2023.

January 1, 2022	Prior Year Increase/ (Decrease)	Current Year Increase/ (Decrease)	December 31, 2023
$136,931	$25,000	$640,640	$802,571

January 1, 2024	Prior Year Increase/ (Decrease)	Current Year Increase/ (Decrease)	December 31, 2024
802,571	$134,291	$768,063	$1,704,925

9.   SEGMENT INFORMATION

The Company views its operations and manages its business as one operating and reportable segment focused on developing new therapies that seek to address unmet medical needs in the areas of central nervous system (“CNS”), inflammatory and cardiometabolic diseases. The CODM, manages and allocates resources to the operations of the Company on a consolidated basis, considering primarily research and development expenditures and net loss. This enables the Chief Executive Officer to assess the Company's overall level of available resources and determine how best to deploy these resources in line with long-term company-wide strategic goals.

Consistent with the Company's management reporting, results of operations are reported on a consolidated basis for purposes of segment reporting. Net loss is used to allocate resources and is reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as cash and cash equivalents.

The CODM does not review any measure of significant segment expenses or segment loss which differ from the level of reporting as reflected on the consolidated statement of operations.

10.   SUBSEQUENT EVENTS

February 2025 Option Award

On February 13, 2025, the Compensation Committee of the Board of Directors of the Company approved the grant of certain nonqualified stock options, under the Company's 2020 Equity Incentive Plan, to certain members of senior management of the Company. A total of total of 894,750 options were approved, with a grant date of February 13, 2025. All options had an exercise price of $1.80, being the closing share price of the Company's common stock on the grant date, a term of ten years, expiring February 12, 2035, with 372,689 of those options vesting immediately and the remainder vesting over periods ranging from twenty-two months to thirty-four months.