Form 10-Q
period 2025-06-30
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2025-08-14
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 11, 2025 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 68,003,613.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$10,363,714	$13,476,331
Prepaid clinical trial costs	104,447	540,601
Prepaid expenses and other current assets	346,964	666,435
Total current assets	10,815,125	14,683,367
Non-current prepaid clinical trial costs	819,721	819,721
Total Assets	$11,634,846	$15,503,088

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Short-term debt	$113,246	$458,154
Accounts payable	4,968,688	6,283,430
Accrued clinical expenses	5,470,185	6,723,719
Accrued compensation	602,592	635,587
Other accrued liabilities	922,592	500,616
Total current liabilities	12,077,303	14,601,506
Warrant liabilities	16,690	89,010
Total Liabilities	12,093,993	14,690,516

Commitments and contingencies (Note 6)

Stockholders’ Equity (Deficit)
Common stock, par value of $0.0001; 315,000,000 shares authorized; 68,003,613 and 46,579,199 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	6,800	4,658
Preferred Stock, par value of $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	176,293,553	165,080,964
Accumulated deficit	(176,759,500)	(164,273,050)
Total stockholders' equity (deficit)	(459,147)	812,572

Total Liabilities and Stockholders’ Equity (Deficit)	$11,634,846	$15,503,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$3,724,755	$5,584,347	$7,838,292	$11,368,212
General and administrative	2,348,227	2,545,296	4,772,857	4,683,537
Total operating expenses	6,072,982	8,129,643	12,611,149	16,051,749
Loss from operations	(6,072,982)	(8,129,643)	(12,611,149)	(16,051,749)

Other income (expense)
Gain on remeasurement of warrant liabilities	11,126	200,273	72,320	656,450
Interest expense	(4,797)	(5,153)	(16,417)	(8,640)
Interest income	22,847	87,610	108,958	260,708
Other (expense) income, net	(1,850)	(5,621)	(26,995)	(135,515)
Total other (expense) income, net	27,326	277,109	137,866	773,003
Loss before provision for income taxes	(6,045,656)	(7,852,534)	(12,473,283)	(15,278,746)
Provision for income taxes	7,954	7,385	13,167	14,781
Net loss	$(6,053,610)	$(7,859,919)	$(12,486,450)	$(15,293,527)

Net loss per share:
Basic and diluted	$(0.12)	$(0.26)	$(0.25)	$(0.51)

Weighted average shares outstanding
Basic and diluted	49,847,872	30,555,012	49,249,430	30,221,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
Three Months Ended June 30, 2025	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2025	46,739,949	$4,674	$166,241,192	$(170,705,890)	$(4,460,024)
Issuance of common stock in At-The-Market (ATM) offering, net of transaction costs	1,263,664	126	690,476	—	690,602
Issuance of common stock in June 2025 public offering, net of transaction costs	20,000,000	2,000	3,895,947	—	3,897,947
Issuance of common stock warrants in June 2025 public offering, net of transaction costs	—	—	5,070,661	—	5,070,661
Stock-based compensation expense	—	—	395,277	—	395,277
Net loss	—	—	—	(6,053,610)	(6,053,610)
Balance at June 30, 2025	68,003,613	$6,800	$176,293,553	$(176,759,500)	$(459,147)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
Six Months Ended June 30, 2025	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	46,579,199	$4,658	$165,080,964	$(164,273,050)	$812,572
Common stock issued in connection with warrant exercises	160,750	16	241,109	—	241,125
Issuance of common stock in At-The-Market (ATM) offering, net of transaction costs	1,263,664	126	690,476	—	690,602
Issuance of common stock in June 2025 public offering, net of transaction costs	20,000,000	2,000	3,895,947	—	3,897,947
Issuance of common stock warrants in June 2025 public offering, net of transaction costs	—	—	5,070,661	—	5,070,661
Stock-based compensation expense	—	—	1,314,396	—	1,314,396
Net loss	—	—	—	(12,486,450)	(12,486,450)
Balance at June 30, 2025	68,003,613	$6,800	$176,293,553	$(176,759,500)	$(459,147)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional	Accumulated	Total Stockholders' Equity
Three Months Ended June 30, 2024	Shares	Amount	Paid-In Capital	Deficit	(Deficit)
Balance at March 31, 2024	27,918,560	$2,792	$140,439,247	$(141,787,856)	$(1,345,817)
Issuance of common stock in May 2024 registered direct offering, net of transaction costs	1,898,734	190	1,494,292	—	1,494,482
Issuance of warrants in May 2024 registered direct offering, net of transaction costs	—	—	1,081,689	—	1,081,689
Modification of existing warrants, net of transaction costs	—	—	229,050	—	229,050
Stock-based compensation expense	—	—	358,993	—	358,993
Net loss	—	—	—	(7,859,919)	(7,859,919)
Balance at June 30, 2024	$29,817,294	$2,982	$143,603,271	$(149,647,775)	$(6,041,522)

	Common Stock		Additional	Accumulated	Total Stockholders' Equity
Six Months Ended June 30, 2024	Shares	Amount	Paid-In Capital	Deficit	(Deficit)
Balance at December 31, 2023	27,918,560	$2,792	$140,070,172	$(134,354,248)	$5,718,716
Issuance of common stock in May 2024 registered direct offering, net of transaction costs	1,898,734	190	1,494,292	—	1,494,482
Issuance of warrants in May 2024 registered direct offering, net of transaction costs	—	—	1,081,689	—	1,081,689
Modification of existing warrants, net of transaction costs	—	—	229,050	—	229,050
Stock-based compensation expense	—	—	728,068	—	728,068
Net loss	—	—	—	(15,293,527)	(15,293,527)
Balance at June 30, 2024	$29,817,294	$2,982	$143,603,271	$(149,647,775)	$(6,041,522)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(12,486,450)	$(15,293,527)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(72,320)	(656,450)
Stock-based compensation expense	1,314,396	728,068
Changes in operating assets and liabilities:
Prepaid clinical trial costs (current and non-current)	436,154	(1,270,373)
Prepaid expenses and other current assets	319,471	(271,189)
Accounts payable	(1,535,859)	844,252
Accrued expenses and other current liabilities	(1,182,338)	(4,282,778)
Net cash used in operating activities	(13,206,946)	(20,201,997)
Cash flows from financing activities
Proceeds from issuance of short-term debt	—	415,000
Repayment of short-term debt	(344,908)	(207,500)
Proceeds from issuance of common stock in ATM offering, net of transaction costs	988,112	—
Proceeds from issuance of common stock, common stock warrants, prefunded warrants and from modification of existing warrants, in offerings, net of transaction costs	9,210,000	2,805,221
Proceeds from exercise of common stock warrants	241,125	—
Net cash provided by financing activities	10,094,329	3,012,721
Net decrease in cash and cash equivalents	(3,112,617)	(17,189,276)
Cash and cash equivalents, beginning of period	13,476,331	23,367,456
Cash and cash equivalents, end of period	$10,363,714	$6,178,180

Supplemental disclosures of cash flow information:
Cash paid for taxes	$3,369	$3,417
Cash paid for interest	$14,224	$8,640

Noncash Investing and Financing Activities:
Warrant modification recorded in stockholders' equity (deficit)	$—	$229,050
Issuance of common stock warrants	$5,070,661	$1,081,689
Transaction costs related to offerings included in accounts payable and accrued expenses	$538,902	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION AND NATURE OF OPERATIONS

Reviva Pharmaceuticals Holdings, Inc. (together with its consolidated subsidiaries, the “Company”) is a late-stage pharmaceutical company developing new therapies that seek to address unmet medical needs in the areas of central nervous system ("CNS"), inflammatory and cardiometabolic diseases.

Reviva Pharmaceuticals, Inc. was originally incorporated in the state of Delaware and commenced operations on May 1, 2006 and its Indian subsidiary, Reviva Pharmaceuticals India Pvt. Ltd. was incorporated in 2014.

On December 14, 2020, the Company completed a business combination pursuant to which Tenzing Merger Subsidiary Inc., a wholly-owned subsidiary of Tenzing Acquisition Corp., merged with and into Reviva Pharmaceuticals, Inc., with Reviva Pharmaceuticals, Inc. surviving the merger. As a result, Reviva Pharmaceuticals, Inc. became a wholly-owned subsidiary of the Company. In these notes to the unaudited condensed consolidated financial statements, unless otherwise specified or the context indicates otherwise, references to the “Company,” “Reviva,” “we,” “us” and “our” refer to Reviva Pharmaceuticals Holdings, Inc. and its consolidated subsidiaries.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation of the consolidated financial position and results of operations of the Company for all interim periods presented. The operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

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

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Reviva Pharmaceuticals Holdings, Inc. and its wholly owned subsidiaries Reviva Pharmaceuticals, Inc. and Reviva Pharmaceuticals India Pvt. Ltd. The Company's foreign subsidiary’s functional currency is the U.S. dollar. The Company recognizes a foreign currency transaction gain or loss each reporting period as part of other (expense) income, net, on the condensed consolidated statement of operations. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. All transactions and balances between the parent and its subsidiaries have been eliminated in consolidation.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation and used by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company and the Company’s CODM, the Company’s chief executive officer, view the Company’s operations and manage its business as a single operating segment. See Note 8, "Segment Information," for more information.

Liquidity and going concern

The Company has incurred losses since inception and as of June 30, 2025, the Company had a working capital deficit of approximately $1.3 million, an accumulated deficit of $176.8 million and cash and cash equivalents on hand of approximately $10.4 million. The Company's net loss for the three months ended June 30, 2025 and 2024, was approximately $6.1 million and $7.9 million, respectively. The Company's net loss for the six months ended June 30, 2025 and 2024, was approximately $12.5 million and $15.3 million, respectively. The Company expects to incur significant expenses and increased operating losses for the next several years. The Company expects its expenses to increase in connection with its ongoing activities to research, develop and commercialize its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

The Company’s current cash on hand is not sufficient to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. The Company believes that it has adequate cash on hand to cover anticipated outlays through the fourth quarter of 2025 but will need additional fundraising activities and cash on hand during the first quarter of fiscal year 2026. The Company has based this estimate, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than it currently expects. The Company will need to raise additional funds to continue funding its development efforts and operations. The Company intends to secure such additional funding, although there are no guarantees or commitments for additional funding. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. The amount and timing of the Company's future funding requirements will depend on many factors, including the pace and results of the Company's clinical development efforts. The Company will seek to fund its operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying, discontinuing certain clinical activities or ceasing operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods covered by the condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include clinical trial costs, fair value of stock-based compensation, and fair value of warrants. Actual results could differ materially from such estimates under different assumptions or circumstances.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Substantially all the Company’s cash and cash equivalents are held in demand deposit and money market funds at three financial institutions. Deposits in financial institutions may, from time to time, exceed federally insured limits. Amounts held in demand deposit in excess of federally insured limits, totaled $1,008,087 and $937,004 as of June 30, 2025 and December 31, 2024, respectively. The Company has not experienced any losses on its deposits of cash.

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

The Company contracts with vendors and consultants to provide services related to the Company’s research and development. Costs and expenses incurred that represented 10% or more of research and development costs for the three and six months ended June 30, 2025 and 2024 consisted of the following: during the three months ended June 30, 2025, costs from two vendors each represented 45% and 11% of total research and development expenses, respectively; during the three months ended June 30, 2024 costs from four vendors each represented 30%, 16%, 15%, and 14% of total research and development expenses, respectively; during the six months ended June 30, 2025 costs from four vendors each represented 42% of total research and development expenses; and during the six months ended June 30, 2024 costs from three vendors each represented 27%, 21%, and 12% of total research and development expenses, respectively.

The Company’s operating results may be materially affected by the foregoing factors.

Cash and cash equivalents

As of June 30, 2025, and December 31, 2024, the Company’s cash was maintained in demand deposit forms at three financial institutions. The Company considers any highly liquid investments, such as money market funds, with an original maturity of three months or less to be cash and cash equivalents.

The components of cash and cash equivalents were as follows:

	As of June 30, 2025	As of December 31, 2024

Cash on deposit	$1,340,238	$1,272,704
Money market funds (cash equivalents)	9,023,476	12,203,627
Cash and cash equivalents	$10,363,714	$13,476,331

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

•

Expected volatility: Expected volatility for equity classified awards is based on historical stock volatility data for a peer set of similar public companies with sufficient trading history, over the expected term of the warrant, or Company stock volatility when sufficient trading history exists. Expected volatility for liability classified warrants is based on the volatility implied by the public warrant market price when sufficient data is available; otherwise it is based on a peer set of similar public companies.

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

Clinical trial costs

We record clinical trial costs as they are incurred. For any unbilled costs as of each reporting date, we determine the amounts to accrue by obtaining reports from the Company’s contract research organization (“CRO”) performing the services and communicating with our personnel and suppliers to identify services that have been performed, but not yet billed. We further validate the completeness of our accruals by reconciling payments and invoices, and reviewing vendor contracts and purchase orders. As necessary, we obtain milestones and percentage completion reports from vendors and will estimate the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost.

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

3.   NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and pre-funded warrants outstanding during the period. Diluted net loss per share includes potentially dilutive securities such as stock options, and warrants to purchase common stock (excluding warrants that are exercisable for $0.0001 per warrant) unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2025 and 2024, because all such securities are anti-dilutive for all periods presented.

The components of basic and diluted net loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(6,053,610)	$(7,859,919)	$(12,486,450)	$(15,293,527)
Denominator:
Weighted-average common shares outstanding – basic and diluted	49,847,872	30,555,012	49,249,430	30,221,168
Net loss per share – basic and diluted	$(0.12)	$(0.26)	$(0.25)	$(0.51)

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares issuable upon exercise of stock options	3,306,278	1,505,572	3,306,278	1,505,572
Shares issuable upon exercise of warrants to purchase common stock (excluding 1,968,765 warrants that are exercisable for $0.0001 per warrant as of June 30, 2025 and 2024)	79,677,103	22,782,603	79,677,103	22,782,603
	82,983,381	24,288,175	82,983,381	24,288,175

The diluted net loss per share computation equals basic net loss per share for the three and six months ended June 30, 2025 and 2024 because the Company had a net loss and the impact of the assumed exercise of stock options and certain warrants would be anti-dilutive.

4.   WARRANTS

The following is a summary of the Company’s warrant activity (number of common stock shares underlying the warrants) for the six months ended June 30, 2025:

Warrant Issuance	Issuance	Exercise Price	Outstanding, December 31, 2024	Warrant Shares Issued	Warrant Shares Exercised	Warrant Shares Cancelled/ Expired	Outstanding, June 30 2025	Expiration
SPAC Public Warrants	December 2020	$11.50	6,881,313	—	—	—	6,881,313	December 2025
June 2021 Common Stock Warrants	June 2021	$4.125	4,445,066	—	—	—	4,445,066	May 2026
June 2021 Common Stock Warrants (August 2024 Amended)*	June 2021	$0.7964	2,199,975	—	—	—	2,199,975	August 2029
Pre-Public Private Company Warrants	December 2020	$22.99	120,456	—	—	—	120,456	July 2025
September 2022 Private Pre-Funded Warrants	September 2022	$0.0001	1,383,399	—	—	—	1,383,399	September 2027
September 2022 Common Stock Warrants	September 2022	$2.40	1,383,399	—	—	—	1,383,399	September 2027
November 2023 Common Stock Warrants	November 2023	$5.00	1,951,220	—	—	—	1,951,220	November, 2028
November 2023 Common Stock Warrants (May 2024 Amended)**	November 2023	$1.455	1,365,854	—	—	—	1,365,854	May 2029
November 2023 Common Stock Warrants (August 2024 Amended)***	November 2023	$0.7964	2,536,586	—	—	—	2,536,586	August 2029
November 2023 Pre-Funded Warrants	November 2023	$0.0001	585,366	—	—	—	585,366	November 2028
May 2024 Common Stock Warrants	May 2024	$1.455	1,898,734	—	—	—	1,898,734	May 2029
August 2024 Common Stock Warrants	August 2024	$0.7964	4,761,905	—	—	—	4,761,905	August 2029
August 2024 Underwriter Warrants	August 2024	$1.3125	238,095	—	—	—	238,095	August 2029
December 2024 Series A Common Stock Warrants	December 2024	$1.50	6,000,000	—	(55,250)	(5,944,750)	—	June 2025
December 2024 Series B Common Stock Warrants	December 2024	$1.50	12,000,000	—	(105,500)	—	11,894,500	December 2029
June 2025 Series C Common Stock Warrants	June 2025	$0.50	—	20,000,000	—	—	20,000,000	June 2030
June 2025 Series D Common Stock Warrants	June 2025	$0.50	—	20,000,000	—	—	20,000,000	June 2026
			47,751,368	40,000,000	(160,750)	(5,944,750)	81,645,868

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

June 2025 Public Offering

On June 26, 2025, the Company entered into a placement agency agreement (the “June 2025 Placement Agency Agreement”) with A.G.P./Alliance Global Partners, as the placement agent (the “Placement Agent”), pursuant to which the Company sold in a public offering (i) an aggregate of 20,000,000 shares of the Company’s common stock, (ii) Series C warrants exercisable for an aggregate of up to 20,000,000 shares of common stock (the “Series C Common Warrants”) and (iii) Series D warrants exercisable for an aggregate of up to 20,000,000 shares of common stock (the “Series D Common Warrants” and together with the Series C Common Warrants, the “June 2025 Warrants”), for aggregate gross proceeds of $10.0 million (the “June 2025 Public Offering”). Each share of common stock was sold together with (i) a Series C Common Warrant to purchase one share of common stock and (ii) a Series D Common Warrant to purchase one share of common stock, at a combined public offering price of $0.50 per share of common stock and accompanying June 2025 Warrants. The Series C Common Warrants are exercisable immediately upon issuance, have a term of five years from the date of issuance and have an exercise price of $0.50 per share. The Series D Common Warrants are exercisable immediately upon issuance, have a term of twelve months from the date of issuance and have an exercise price of $0.50 per share. The net proceeds to the Company from the June 2025 Public Offering were approximately $9.0 million, after deducting placement agent fees and expenses and other offering expenses payable by the Company.

The Company evaluated the June 2025 Warrants in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that they should be classified as equity instruments, with no recurring fair value measurement required. The June 2025 Warrants are indexed to the Company’s common stock and are required to be settled through physical settlement or net share settlement, if exercised. Accordingly, the June 2025 Warrants were recorded at their grant date fair value with no subsequent remeasurement.

The fair value of the June 2025 Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance. Refer to Note 2, Summary of Significant Accounting Policies and Basis of Presentation, for further detail regarding how these assumptions were determined. The grant date relative fair value of the Series C and Series D Common Warrants was estimated to be $3.1 million and $2.0 million, respectively recognized as additional paid-in capital in the condensed consolidated balance sheet as they were determined to be equity classified.

The following assumptions and key inputs were used to value the June 2025 Warrants at the date of issuance:

	Series C Common Stock Warrants	Series D Common Stock Warrants
Risk-free interest rate	3.8%	4.0%
Expected term (years)	5.00	1.00
Expected volatility	119.00%	157.00%
Stock price on valuation date	$0.36	$0.36
Exercise price	$0.50	$0.50
Expected dividend	—%	—%

5.   STOCKHOLDERS' EQUITY (DEFICIT), STOCK OPTION PLANS, AND STOCK-BASED COMPENSATION

Our authorized capital stock consists of:

•	315,000,000 shares of common stock, par value $0.0001 per share; and

•	10,000,000 shares of preferred stock, par value $0.0001 per share.

As of June 30, 2025 there were 68,003,613 shares of our common stock outstanding, and no shares of preferred stock outstanding. As of December 31, 2024, there were 46,579,199 shares of our common stock outstanding, and no shares of preferred stock outstanding.

As of June 30, 2025, the Company has shares of common stock reserved for future issuance as follows:

Shares underlying outstanding warrants	81,645,868
Shares reserved for future grants under the 2020 Equity Incentive Plan	6,971,587
Shares underlying outstanding stock options	3,306,278
Total common stock reserved for future issuance	91,923,733

May 2025 ATM Sales Agreement

On May 30, 2025, the Company entered into an at market issuance sales agreement (the “May 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Alliance Global Partners serving as agents (the “Agents”), with respect to an at-the-market ("ATM") offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50 million through the Agents. During the three and six months ended June 30, 2025, the Company sold 1,263,664 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of $0.7 million after deducting sales agent commissions and other offering expenses of approximately $0.3 million.

2020 Equity Incentive Plan

Subsequent to the December 31, 2024 balance sheet date, in accordance with the “evergreen” provision in our 2020 Equity Incentive Plan (the "Evergreen Provision"), an additional 4,657,919 shares (the “Evergreen Shares”) were automatically made available for issuance on the first day of 2025, which represents 10% of the number of shares of common stock outstanding on December 31, 2024. The Evergreen Shares are included in the 2020 Equity Incentive Plan share reserve as of June 30, 2025 as presented in the table above.

Stock-based Compensation Expense

The Company records stock-based compensation expense based on the fair value of stock options granted to employees, non-employee consultants and non-employee directors. During the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense of approximately $0.4 million in each period. During the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense of approximately $1.3 million and $0.7 million, respectively. As of June 30, 2025, the Company had unrecognized stock-based compensation expense of $1.9 million, which is expected to be recognized over a weighted-average period of 1.7 years.

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

The fair value of options granted during the six months ended June 30, 2025 used the following weighted average assumptions and key inputs:

Black-Scholes-Merton Inputs
Six Months Ended June 30, 2025
Risk-free interest rate	4.39%
Expected term (in years)	5.40
Expected volatility	110.24%
Expected dividend yield	—%

The fair value of options granted during the three months ended June 30, 2025 used the following weighted average assumptions and key inputs:

Black-Scholes-Merton Inputs
Three Months Ended June 30, 2025
Risk-free interest rate	4.18%
Expected term (in years)	5.99
Expected volatility	119.00%
Expected dividend yield	—%

The weighted average fair value of stock options granted for the three and six months ended June 30, 2025 was $0.68 and $1.46, respectively. The options have a contractual term of 10 years. No options were granted during the three and six months ended June 30, 2024.

Activity under the Company's equity compensation plan for the six months ended June 30, 2025 is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise price per share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2024	3,060,506	2,559,440	$4.07	8.88	$683,016
Granted	(919,750)	919,750	1.77
Expired/Cancelled	172,912	(172,912)	2.71
Evergreen Provision increase	4,657,919	—	—
Balance, June 30, 2025	6,971,587	3,306,278	$3.50	8.70	$—

Options vested and exercisable at June 30, 2025		2,293,135	$3.93	8.50	$—

For the three months ended June 30, 2025 and 2024, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Three Months Ended June 30,
	2025	2024
Research and development	$187,064	$184,883
General and administrative	208,213	174,110
Total stock-based compensation expense	$395,277	$358,993

For the six months ended June 30, 2025 and 2024, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Six Months Ended June 30,
	2025	2024
Research and development	$500,926	$379,779
General and administrative	813,470	348,289
Total stock-based compensation expense	$1,314,396	$728,068

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

Operating Leases

The Company leases a corporate office located at 10080 N. Wolfe Road, Suite SW3-200, Cupertino, CA 95014. The lease was entered into beginning December 1, 2023 for a 12-month term with a monthly lease payment of approximately $4,300. The lease was renewed in January 2025 for an additional twelve months, with a monthly lease payment of approximately $4,600 applicable to the renewed lease. The operating lease cost on this lease (and renewal) for the three months ended June 30, 2025 and 2024 was approximately $13,800 and $13,100, respectively. The operating lease cost on these leases for the six months ended June 30, 2025 and 2024 was approximately $27,600 and $24,300, respectively.

Litigation

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

7.   FAIR VALUE MEASUREMENTS

The following tables provide a summary of the assets and liabilities that are required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$9,023,476	$—	$—	$9,023,476
Total assets measured and recorded at fair value	$9,023,476	$—	$—	$9,023,476
Liabilities:
Warrant liabilities	$—	$—	$16,690	$16,690
Total liabilities measured and recorded at fair value	$—	$—	$16,690	$16,690

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$12,203,627	$—	$—	$12,203,627
Total assets measured and recorded at fair value	$12,203,627	$—	$—	$12,203,627
Liabilities:
Warrant liabilities	$—	$—	$89,010	$89,010
Total liabilities measured and recorded at fair value	$—	$—	$89,010	$89,010

The following table summarizes the changes in the fair value of the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$27,816	$350,478	$89,010	$806,655
Change in fair value of warrant liabilities	(11,126)	(200,273)	(72,320)	(656,450)
Balance, end of period	$16,690	$150,205	$16,690	$150,205

In prior years, the Company issued warrants to purchase 556,313 shares of common stock in a private-placement (the "Private Warrants") and classified the warrants as derivative liabilities, pursuant to ASC 815, as the Private Warrants have an exercise price that is subject to potential adjustment, with subsequent changes in their fair values to be recognized in the condensed consolidated statement of operations at each reporting date. The Company calculated the fair value of the Private Warrants as of June 30, 2025 and December 31, 2024 as $16,690 and $89,010, respectively, using a Lattice model. The assumptions and key inputs used in the Lattice calculation were the following:

	June 30, 2025	December 31, 2024
Risk-free interest rate	4.31%	4.17%
Remaining expected term of Private Warrants	0.46	0.95
Expected volatility(1)	266.90%	128.70%
Stock price on valuation date	$0.38	$1.81
Exercise price	$11.50	$11.50
Expected dividend	—%	—%

(1) Based on volatility implied by the Company's publicly traded warrant market price.

8.   SEGMENT INFORMATION

The Company views its operations and manages its business as one operating and reportable segment focused on developing new therapies that seek to address unmet medical needs in the areas of central nervous system ("CNS"), inflammatory and cardiometabolic diseases. The CODM, the Company's Chief Executive Officer, manages and allocates resources to the operations of the Company on a consolidated basis, considering primarily research and development expenditures and net loss. This enables the Chief Executive Officer to assess the Company's overall level of available resources and determine how best to deploy these resources in line with long-term company-wide strategic goals.

Consistent with the Company's management reporting, results of operations are reported on a consolidated basis for purposes of segment reporting. Net loss and research and development expenses are used to allocate resources and are reported on the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as cash and cash equivalents.

The CODM does not review any measure of significant segment expenses or segment loss which differ from the level of reporting as reflected on the condensed consolidated statement of operations.

9.   SUBSEQUENT EVENTS

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company is currently evaluating the impact of the Act on its consolidated financial statements.

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

●	our ability to grow and manage growth economically;
●	our ability to retain key executives and medical and science personnel;
●	the possibility that our products in development succeed in or fail clinical trials or are not approved by the U.S. Food and Drug Administration or other applicable authorities;
●	the possibility that we could be forced to delay, reduce or eliminate our planned clinical trials or development programs;
●	our ability to obtain approval from regulatory agents in different jurisdictions for our current or future product candidates;
●	changes in applicable laws or regulations;
●	changes to our relationships within the pharmaceutical ecosystem;
●	the performance of third-party suppliers and manufacturers and our ability to find additional suppliers and manufacturers and obtain alternative sources of raw materials;
●	our current and future capital requirements to support our development and commercialization efforts and our ability to satisfy our capital needs;
●	our ability to access capital on acceptable terms in a rising interest rate and tighter credit environment;
●	expectations regarding our ability to continue as a going concern;
●	the accuracy of our estimates regarding expenses and capital requirements, including estimated costs of our clinical studies;
●	our limited operating history;
●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;
●	the valuation of our private common warrants could increase the volatility in our net income (loss);
●	changes in the markets that we target;
●	our ability to maintain or protect the validity of our patents and other intellectual property;
●	our exposure to any liability, protracted and costly litigation or reputational damage relating to data security;
●	the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;
●	any disruption to our business that may occur on a longer-term basis should we be unable to remediate the material weaknesses we have identified in our internal controls;
●	our ability to regain (as applicable) and maintain compliance with the continued listing requirements of The Nasdaq Capital Market and maintain the listing of our common stock on Nasdaq; and
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

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

On October 30, 2023, we announced positive topline results from our Phase 3 RECOVER 1 trial (the “RECOVER-1 Trial”), which is a global Phase 3, randomized, double-blind, placebo-controlled, multicenter study designed to assess the safety and efficacy of brilaroxazine in approximately 400 patients with acute schizophrenia compared to placebo. On December 16, 2024, we announced positive preliminary topline data from, and on June 2, 2025, we announced a positive full dataset and successful completion of, our Phase 3 RECOVER open label extension (the “OLE” or the “OLE Trial”) 1-year study evaluating the long-term safety, tolerability and efficacy of brilaroxazine in patients with schizophrenia. See “Recent Developments – Open Label Extension (OLE) Trial Results” below for information about the OLE Trial results, and our other filings from time to time with the SEC for more details on our brilaroxazine development program.

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

Key statistically significant and clinically meaningful improvements with brilaroxazine vs. placebo in patients with schizophrenia and a mean PANSS total score of 97-99 at baseline include:

Primary and Secondary Endpoints	Point Reduction/ Improvement for Brilaroxazine 50 mg vs. Placebo at Week 4	Cohen’s d Effect Size	P Value
PANSS Total Score	10.1	0.6	< 0.001
Positive Symptoms	2.8	0.5	< 0.001
PANSS Excitement/Agitation	2.1	0.5	< 0.001
Negative Symptoms (NS)	2	0.4	0.003
NS Marder Factor	2.1	0.4	0.002
PANSS Social Cognition	1.6	0.5	< 0.001
Personal & Social Performance	6.3	0.5	< 0.001
CGI-S Score	≥1	0.5	< 0.001

Key clinical safety and tolerability findings of brilaroxazine support a well-tolerated safety profile:

●	No drug related serious adverse events (SAEs) or treatment-emergent SAEs (TESAEs) observed or major safety concerns reported for brilaroxazine after 4 weeks of treatment;
●	No incidence of suicidal ideation;
●	No significant change in bodyweight and blood glucose levels compared to placebo;
●	Significant decrease in cholesterol, LDL and increase in HDL compared to placebo;
●	Significant decrease in prolactin and no change in thyroid levels compared to placebo;
●	Akathisia and extrapyramidal symptoms <1% reported for brilaroxazine 50 mg and none for 15 mg;
●	Common brilaroxazine treatment-emergent adverse events (TEAEs) were headache (<6%) and somnolence (<7.5%) generally transient in nature; and
●	Low discontinuation rates with brilaroxazine that were less than placebo (16% in brilaroxazine 50mg and 19% in brilaroxazine 15mg vs. 22% placebo).

Open Label Extension (OLE) Trial Results

On June 2, 2025, we announced a positive full dataset and successful completion of our Phase 3 RECOVER open-label extension (OLE) 1-year study evaluating the long-term safety, tolerability and efficacy of brilaroxazine in patients with schizophrenia. Once daily brilaroxazine led to robust broad-spectrum efficacy that was sustained over 1-year and was generally well tolerated with a discontinuation rate of 35% in this long-term study. Brilaroxazine is a novel serotonin dopamine signaling modulator with multi-faceted direct and indirect activities on critical pathways implicated in schizophrenia.

We have announced the full data of the Phase 3 RECOVER trial OLE on June 2, 2025 and summarized herein is the results:

●	446 patients enrolled in the OLE trial
●	159 patients have completed 1-year (12 months) of treatment
●	303 patients have completed 6 months of treatment
●	Biomarkers designed to independently support safety and efficacy
●	Long-term safety data from 100 patients who have completed 12 months of treatment is a requirement for brilaroxazine’s NDA submission to the FDA

Key efficacy, biomarkers and compliance results for pooled analysis of brilaroxazine 15, 30, and 50 mg over 1 year treatment in RECOVER trial OLE (N=446)

Key safety and tolerability results for pooled analysis of brilaroxazine 15, 30, and 50 mg over 1 year treatment in RECOVER trial OLE  (N=446)

Summary of safety and tolerability results for pooled analysis of brilaroxazine 15, 30, and 50 mg over 1 year treatment in RECOVER trial OLE  (N=446)

Ongoing clinical activities related to closing the OLE trial involve closeout of clinical sites globally and preparation of the RECOVER study report, with such activities currently in progress.

Potential Path to NDA Submission

In addition to the successfully completed Phase 3 RECOVER-1 and OLE trials, we also have positive data from the Phase 2 REFRESH trial.  Our original clinical development plan called for a second, larger, Phase 3 trial identified as RECOVER-2.  However, given the quantity and quality of positive data we have gathered so far on the use of brilaroxazine to treat acute schizophrenia, we believe that we have met the statutory clinical data requirement needed for NDA submission and approval.  We therefore are asking FDA for a meeting in Q4-2025 to discuss the submission of an NDA based solely on the data gathered to date.  If the FDA response is positive, we will target NDA submission in Q2-2026.

May 2025 ATM Sales Agreement

On May 30, 2025, we entered into an at market issuance sales agreement (the “May 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Alliance Global Partners serving as agents (the “Agents”), with respect to an at-the-market (ATM) offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through the Agents. During the three and six months ended June 30, 2025, we sold 1,263,664 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of $0.7 million after deducting sales agent commissions and other offering expenses of approximately $0.3 million.

June 2025 Public Offering

On June 26, 2025, we entered into a placement agency agreement (the “June 2025 Placement Agency Agreement”) with A.G.P./Alliance Global Partners, as the placement agent (the “Placement Agent”), pursuant to which we sold in a public offering (i) an aggregate of 20,000,000 shares of our common stock, (ii) Series C warrants exercisable for an aggregate of up to 20,000,000 shares of common stock (the “Series C Common Warrants”) and (iii) Series D warrants exercisable for an aggregate of up to 20,000,000 shares of common stock (the “Series D Common Warrants” and together with the Series C Common Warrants, the “June 2025 Warrants”), for aggregate gross proceeds of $10.0 million (the “June 2025 Public Offering”). Each share of common stock was sold together with (i) a Series C Common Warrant to purchase one share of common stock and (ii) a Series D Common Warrant to purchase one share of common stock, at a combined public offering price of $0.50 per share of common stock and accompanying June 2025 Warrants. The Series C Common Warrants are exercisable immediately upon issuance, have a term of five years from the date of issuance and have an exercise price of $0.50 per share. The Series D Common Warrants are exercisable immediately upon issuance, have a term of twelve months from the date of issuance and have an exercise price of $0.50 per share. The net proceeds to us from the June 2025 Public Offering were approximately $9.0 million, after deducting Placement Agent fees and expenses and other offering expenses payable by us.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The company is currently evaluating the impact of the Act on its consolidated financial statements.

Intellectual Property Overview

We are the sole owner of a patent portfolio that includes issued patents and pending patent applications covering compositions of matter and methods of use of our product candidates RP5063 (brilaroxazine) and RP1208, as well as related compounds. As of June 30, 2025 our portfolio of intellectual property consists of 70 granted patents and 12 pending patent applications in the United States and in over 20 foreign countries.

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

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and have incurred losses since inception. As of June 30, 2025, we had working capital deficit of approximately $1.3 million, an accumulated deficit of $176.8 million and cash and cash equivalents on hand of approximately $10.4 million. Our net loss for the three months ended June 30, 2025 and 2024, was approximately $6.1 million and $7.9 million, respectively. Our net loss for the six months ended June 30, 2025 and 2024, was approximately $12.5 million and $15.3 million, respectively. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we continue to expect to incur additional costs associated with operating as a public company, which may increase now that we have exited emerging growth company status as of December 31, 2023, and as we continue our efforts to remediate the material weaknesses in our internal control over financial reporting that we identified as more particularly described in Part II, Item 9A of our fiscal year 2024 Annual Report on Form 10-K, and in this Quarterly Report on Form 10-Q below in Part I, Item 4. Controls and Procedures. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect our expenses will increase in connection with our ongoing activities, as we:

●

invest significantly to further research and develop, through clinical trials for brilaroxazine, including completion of OLE activities, and a potential Phase 3 RECOVER-2 Trial, if required, and pre-clinical research for RP1208, and seek regulatory approval for our product candidates brilaroxazine and RP1208;

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
●

add operational, financial and management information systems and personnel, including personnel to support our product candidate development, and any future commercialization efforts, and our ongoing compliance with and maintenance of public company controls, procedures and regulatory requirements and standards. and including in connection with our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that we identified as more particularly described in Part II, Item 9A of our fiscal year 2024 Annual Report on Form 10-K, and in this Quarterly Report on Form 10-Q below in Part II, Item 4. Controls and Procedures

In light of successful completion of the Phase 3 RECOVER-1 trial, a second large randomized double-blind trial (Phase 2 REFRESH) and a large Phase 3 RECOVER OLE trial to assess long-term safety, tolerability, sustainable efficacy and treatment adherence, we are currently assessing appropriate next steps in brilaroxazine’s path to approval. See “Research and Development Expenses” below.

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

- Conducted pivotal Phase 3 RECOVER-1 and long-term safety studies. Topline data for the RECOVER-1 Trial double-blind part announced October 30, 2023

- OLE positive preliminary topline data readout reported in December 2024, with full data-set and successful completion of the OLE announced in June 2025

- Planned meeting with FDA in Q4-2025 to discuss the submission of NDA based solely on the data gathered to date.  If the FDA response is positive, we will target NDA submission in Q2-2026.*

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

* Potential Phase 3 RECOVER-2 Trial intended initiation in early 2026, if such trial is required pending planned meeting with FDA and agency’s recommendation for brilaroxazine’s path to approval.

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

The successful development of our platform and product candidates is highly uncertain, and we may never succeed in achieving marketing approval for our product candidates brilaroxazine (RP5063), RP1208, or any future product candidates. In connection with the activities required to complete the development of brilaroxazine for schizophrenia, including remaining OLE activities and study wrap-up and our potential Phase 3 RECOVER-2 Trial, if required, we expect to incur substantial additional costs over the 2025-2026 period to take us through the submission of the planned NDA for brilaroxazine, together with additional costs post-NDA submission in preparation of potential commercialization if approved. We expect our clinical costs in connection with the development of brilaroxazine for schizophrenia (with our estimates including, for these purposes, expected costs of our potential Phase 3 RECOVER-2 Trial, if required), may total approximately $67 million over the next approximately three years, consisting of our estimated costs for (i) remaining OLE activities and wrap-up, (ii) our potential Phase 3 RECOVER-2 Trial, if required, and additional activities supporting the brilaroxazine program through the planned NDA submission, and (iii) additional Research & Development costs (primarily associated with consulting, scientific, research and other expenses in support of remaining OLE activities and wrap-up and our potential Phase 3 RECOVER-2 Trial, if required, through the planned NDA as well as certain activities in preparation of potential commercialization if the product attains approval). The foregoing forecasted amount of expenses is an estimate based on numerous factors and information available to management as of today, and is subject to change. The actual amount of such expenses could be materially higher or lower than the forecasted amount. The foregoing statements regarding estimates of forecasted future costs and expenses represent forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” At this time, other than providing reasonable estimates and forecasts based on information available to us of what we expect future costs may be in connection with the potential Phase 3 RECOVER-2 Trial, if required, and remaining OLE activities and wrap-up and certain associated expenses and other future activities needed to continue to develop brilaroxazine, we cannot reasonably estimate the nature, timing, or costs of the efforts necessary to finish developing any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. We believe we have successfully completed with positive results the two randomized double blind trials, as well as the safety, pharmacology and non-clinical studies typically required for NDA approval. We therefore are preparing to meet with FDA to gain alignment on our path to NDA submission, including a discussion of whether there is a need for a second phase 3 study (RECOVER-2). If FDA tells us we need to initiate a second phase 3 study, we intend to commence it in early 2026, subject to financing. As stated previously, there are numerous risks and uncertainties associated with developing our therapeutics, including:

●	the scope, rate of progress, expense, and results of clinical trials;
●	the scope, rate of progress, and expense of process development and manufacturing;
●	preclinical and other research activities;
●	our ability to raise capital to finance our clinical trials; and
●	the timing of regulatory approvals.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024:

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change	Change
	2025	2024	Amount	Percentage
Operating expenses
Research and development	$3,724,755	$5,584,347	$(1,859,592)	(33.3	) %
General and administrative	2,348,227	2,545,296	(197,069)	(7.7	) %
Total operating expenses	6,072,982	8,129,643
Loss from operations	(6,072,982)	(8,129,643)
Gain on remeasurement of warrant liabilities	11,126	200,273	(189,147)	(94.4	) %
Interest expense	(4,797)	(5,153)	356	(6.9	) %
Interest income	22,847	87,610	(64,763)	(73.9)%
Other (expense) income, net	(1,850)	(5,621)	3,749	(66.7	) %
Total other (expense) income, net	27,326	277,109
Loss before provision for income taxes	(6,045,656)	(7,852,534)
Provision for income taxes	7,954	7,385	569	7.7%
Net loss	$(6,053,610)	$(7,859,919)

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses represent both internal and external costs.

For the three months ended June 30, 2025 and 2024, research and development expenses were approximately $3.7 million and $5.6 million, respectively. Specifically, during the three months ended June 30, 2025 and 2024, our research and development costs consisted primarily of the following costs associated with our key research and development projects for advancing the clinical development of brilaroxazine during the reporting periods, which during such periods consisted primarily of our OLE Trial for our Phase 3 clinical study for brilaroxazine: (i) internal salaries, wages and other payroll related costs for employees involved in research and development activities of approximately $0.6 million and $0.7 million, respectively (ii) internal stock-based compensation expenses with respect to employees involved in research and development activities of approximately $0.2 million in each period; and (iii) external research and development expenses of approximately $2.9 million and $4.7 million, respectively, (which includes clinical (including clinical consulting) research and development costs of approximately $2.6 million and $3.6 million, respectively, non-clinical safety related costs of $0.1 million and $0.2 million, respectively, non-clinical manufacturing related costs of approximately $0.2 million and $0.9 million, respectively.

The decrease in research and development expenses for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily attributed to a decrease in external clinical research and development costs, partially attributed to a decrease in costs associated with patient visits as the OLE Trial proceeded toward completion during the 2025 period with remaining OLE activities thereafter consisting of post-data readout activities and trial wind-down matters.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with our ongoing operations, including expenses associated with activities required to complete the development of brilaroxazine in schizophrenia including OLE Trial remaining activities and associated expenses and increased expenses associated with our potential Phase 3 RECOVER-2 Trial, if required, to take us through the submission of the planned NDA for brilaroxazine, together with additional costs post-NDA submission in preparation of potential commercialization if approved. For additional information, please see the discussion appearing above in the introductory section of this Part I-Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Administrative Expenses

For the three months ended June 30, 2025 and 2024, general and administrative expenses were approximately $2.3 million and $2.5 million, respectively. Specifically, during the three months ended June 30, 2025 and 2024, our general and administrative expenses consisted primarily of: (i) stock-based compensation expense of approximately $0.2 million in each period; (ii) consultant and professional expenses of approximately $1.0 million and $1.1 million, respectively; (iii) legal expenses of approximately $0.5 million in each period; (iv) employee related expenses of approximately $0.5 million in both periods; (v) D&O insurance expenses of approximately $0.1 million in each period; and (vi) other general and administrative expenses of an insignificant amount and $0.1 million, respectively.

Gain on Remeasurement of Warrant Liabilities

We recognized a remeasurement of warrant liabilities gain of approximately $11.1 thousand and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, resulting from the decrease in the calculated fair value of the warrants, principally as a result of the decrease in our stock price during both periods.

Interest Expense

We incurred interest expense of approximately $4.8 thousand and $5.2 thousand for the three months ended June 30, 2025 and 2024, respectively. The decrease in interest expense was primarily caused by a decrease in the corresponding short-term debt balance for the period.

Interest Income

Interest income was approximately $22.8 thousand and $87.6 thousand for the three months ended June 30, 2025 and 2024, respectively. Interest income decreased by $64.7 thousand primarily due to the average lower cash and cash equivalents daily balance for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Other Expense, net

Other expense, net was approximately $1.9 thousand for the three months ended June 30, 2025 and approximately $5.6 thousand for the three months ended June 30, 2024. The decrease of approximately $3.8 thousand was primarily attributable to a lower period-over-period foreign currency transaction loss from favorable foreign currency fluctuations related to the consolidation of the Company's Indian subsidiary.

Comparison of the six months ended June 30, 2025 and 2024:

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change	Change
	2025	2024	Amount	Percentage
Operating expenses
Research and development	$7,838,292	$11,368,212	$(3,529,920)	(31.1	) %
General and administrative	4,772,857	4,683,537	89,320	1.9%
Total operating expenses	12,611,149	16,051,749
Loss from operations	(12,611,149)	(16,051,749)
Gain on remeasurement of warrant liabilities	72,320	656,450	(584,130)	(89.0	) %
Interest expense	(16,417)	(8,640)	(7,777)	90.0%
Interest income	108,958	260,708	(151,750)	(58.2	) %
Other (expense) income, net	(26,995)	(135,515)	108,520	(80.1	) %
Total other (expense) income, net	137,866	773,003
Loss before provision for income taxes	(12,473,283)	(15,278,746)
Provision for income taxes	13,167	14,781	(1,614)	(10.9	) %
Net loss	$(12,486,450)	$(15,293,527)

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses represent both internal and external costs.

For the six months ended June 30, 2025 and 2024, research and development expenses were approximately $7.8 million and $11.4 million, respectively. Specifically, during the six months ended June 30, 2025 and 2024, our research and development costs consisted primarily of the following costs associated with our key research and development projects for advancing the clinical development of brilaroxazine during the reporting periods, which during such periods consisted primarily of our OLE Trial for our Phase 3 clinical study for brilaroxazine: (i) internal salaries, wages and other payroll related costs for employees involved in research and development activities, of approximately $1.4 million and $1.5 million, respectively (ii) internal stock-based compensation expenses with respect to employees involved in research and development activities, of approximately $0.5 million and $0.4 million, respectively; and (iii) external research and development expenses of approximately $5.9 million and $9.5 million, respectively (which includes clinical (including clinical consulting) research and development costs of approximately $4.8 million and $6.9 million, respectively, non-clinical safety related costs of approximately $0.6 million and $0.5 million, respectively, non-clinical manufacturing related costs of approximately $0.4  million and $1.8 million, respectively, and non-clinical consulting and other related costs of approximately $0.1 million and $0.3 million, respectively.

The decrease in research and development expenses for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily attributed to a decrease in external clinical research and development costs, partially attributed to a decrease in costs associated with patient visits as the OLE Trial proceeded toward completion during the 2025 period with remaining OLE activities thereafter consisting of post-data readout activities and trial wind-down matters.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with our ongoing operations, including expenses associated with activities required to complete the development of brilaroxazine in schizophrenia including OLE Trial remaining activities and associated expenses and increased expenses associated with our potential Phase 3 RECOVER-2 Trial, if required, to take us through the submission of the planned NDA for brilaroxazine, together with additional costs post-NDA submission in preparation of potential commercialization if approved. For additional information, please see the discussion appearing above in the introductory section of this Part I-Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Administrative Expenses

For the six months ended June 30, 2025 and 2024, general and administrative expenses were approximately $4.8 million and $4.7 million, respectively. Specifically, during the six months ended June 30, 2025 and 2024, our general and administrative expenses consisted primarily of: (i) stock-based compensation expense of approximately $0.8 million and $0.3 million, respectively; (ii) consultant and professional expenses of approximately $1.9 million and $2.1 million, respectively; (iii) legal expenses of approximately $0.7 million and $0.8 million, respectively; (iv) employee related expenses of approximately $1.0 million in both periods; (v) Directors and Officers insurance expenses of $0.2 million and $0.3 approximately, respectively; and (vi) other general and administrative expenses of approximately $0.2 million and $0.2 million, respectively.

Gain on Remeasurement of Warrant Liabilities

We recognized a remeasurement of warrant liabilities gain of approximately $72.3 thousand and $656.5 thousand for the six months ended June 30, 2025 and 2024, respectively, resulting from the decrease in the calculated fair value of the warrants, principally as a result of the decrease in our stock price during both periods.

Interest Expense

We incurred interest expense of approximately $16.4 thousand and $8.6 thousand for the six months ended June 30, 2025 and 2024, respectively. The increase in interest expense is attributed to the interest rate on short term debt obtained by the Company related to Directors and Officers liability insurance policy premiums.

Interest Income

Interest income was approximately $0.1 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. The interest income decrease of approximately $0.2 million was primarily due to the lower cash and cash equivalents balance for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Other Expense, net

Other expense, net was approximately $27.0 thousand for the six months ended June 30, 2025 and approximately $135.5 thousand for the six months ended June 30, 2024. The decrease of approximately $108.5 thousand was primarily attributable to a lower period-over-period foreign currency transaction loss from foreign currency fluctuations related to the consolidation of the Company's Indian subsidiary.

Liquidity and Capital Resources

		December 31,	Change
	June 30, 2025	2024	Amount	Percentage
Balance Sheet Data:
Cash and cash equivalents	$10,363,714	$13,476,331	$(3,112,617)	(23.1	) %
Working capital surplus (deficit)	(1,262,178)	81,861	(1,344,039)	(1641.9	) %
Total assets	11,634,846	15,503,088	(3,868,242)	(25.0	) %
Total stockholders' equity (deficit)	(459,147)	812,572	(1,271,719)	(156.5	) %

	Six Months Ended June 30,		Change
	2025	2024	Amount	Percentage
Statement of Cash Flow Data:
Net cash used in operating activities	$(13,206,946)	$(20,201,997)	$6,995,051	(34.6	) %
Net cash provided by financing activities	10,094,329	3,012,721	7,081,608	235.1%
Net decrease in cash and cash equivalents	$(3,112,617)	$(17,189,276)	$14,076,659	(81.9	) %

Capital Resources

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of June 30, 2025, we had cash and cash equivalents of approximately $10.4 million. To fund our current operating plans, we will need to raise significant additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities. We believe that we have adequate cash on hand to cover anticipated outlays through the end of the fourth quarter of 2025, but will need additional fundraising activities and cash on hand during the first quarter of fiscal year 2026. We have based this estimate, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. We will need to raise additional funds to continue funding our development efforts and operations. We intend to secure such additional funding, although there are no guarantees or commitments for additional funding. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the consolidated financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity, debt financings or other sources, which may include collaborations with third parties. Without limiting the foregoing, we may issue shares of common stock from time to time pursuant to our May 2025 ATM Sales Agreement (please see further discussion in this section below). Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition, and our ability to pursue our business strategy, and our ability to continue as a going concern. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

On May 30, 2025, we entered into an at market issuance sales agreement (the “May 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Alliance Global Partners serving as agents (the “Agents”), with respect to an at-the-market (ATM) offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through the Agents. During the three months ended June 30, 2025, we sold 1,263,664 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of $0.7 million after deducting sales agent commissions and other offering expenses of approximately $0.3 million.

On June 26, 2025, we entered into a placement agency agreement (the “June 2025 Placement Agency Agreement”) with A.G.P./Alliance Global Partners, as the placement agent (the “Placement Agent”), relating to the offering, issuance and sale in a public offering of (i) an aggregate of 20,000,000 shares of our common stock, (ii) Series C warrants exercisable for an aggregate of up to 20,000,000 shares of common stock (the “Series C Common Warrants”) and (iii) Series D warrants exercisable for an aggregate of up to 20,000,000 shares of common stock (the “Series D Common Warrants” and together with the Series C Common Warrants, the “June 2025 Warrants”), for aggregate gross proceeds of $10.0 million (the “June 2025 Public Offering”). Each share of common stock was sold together with (i) a Series C Common Warrant to purchase one share of common stock and (ii) a Series D Common Warrant to purchase one share of common stock, at a combined public offering price of $0.50 per share of common stock and accompanying June 2025 Warrants. The Series C Common Warrants are exercisable immediately upon issuance, have a term of five years from the date of issuance and have an exercise price of $0.50 per share. The Series D Common Warrants are exercisable immediately upon issuance, have a term of twelve months from the date of issuance and have an exercise price of $0.50 per share. The net proceeds to us from the June 2025 Public Offering were approximately $9.0 million, after deducting Placement Agent fees and expenses and other offering expenses payable by us.

During the six months ended June 30, 2025, there were 160,750 of the common stock warrants, which were issued in our December 2024 financing exercised at an exercise price of $1.50 per warrant share.

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

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was approximately $13.7 million, consisting primarily of a net loss of approximately $12.5 million, adjusted for non-cash items, including a change in fair value of warrant liabilities gain of approximately $0.1 million, and partially offset by stock-based compensation expense of approximately $1.3 million, coupled with a decrease in our operating assets and liabilities totaling approximately $2.5 million. The $2.5 million decrease in net operating assets and liabilities was primarily due to a decrease in accrued clinical expenses and other accrued expenses and accounts payable coupled with a decrease in prepaid expenses and other current assets, net with a decrease in prepaid clinical trial costs.

Net cash used in operating activities for the six months ended June 30, 2024, was approximately $20.2 million, consisting primarily of a net loss of approximately $15.3 million, adjusted for non-cash items, including a change in fair value of warrant liabilities gain of approximately $0.7 million, and partially offset by stock-based compensation expense of approximately $0.7 million, coupled with a decrease in our operating assets and liabilities totaling approximately $5.0 million. The $5.0 million decrease in net operating assets and liabilities was primarily due a decrease in accrued clinical expenses and other accrued expenses coupled with an increase in prepaid clinical trial costs, and an increase in prepaid expenses and other current assets, offset by an increase in accounts payable and an increase in accrued compensation.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was approximately $10.1 million. Cash provided by financing activities during the six months ended June 30, 2025 was attributable to (i) $10.0 million in gross proceeds from the sale of common stock, Series C Common Warrants and Series D Common Warrants in our June 2025 Public Offering, partially offset by transaction costs of approximately $1.0 million, approximately $0.2 million of which were not yet paid as of June 30, 2025; (ii) gross proceeds of approximately $1.0 million from the sale of common stock under our May 2025 ATM Sales Agreement, partially offset by transaction costs of approximately $0.3 million, approximately $0.3 million of which were not yet paid as of June 30, 2025; and (iii) approximately $0.2 million in proceeds from the exercise of common stock warrants. The foregoing were partially offset by repayments on the short-term debt of approximately $0.3 million.

Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $3.0 million. Cash provided by financing activities was attributable to approximately $2.8 million in proceeds from issuance of common stock, common stock warrants, prefunded warrants and from modification of existing warrants, in offerings, net of transaction costs, and approximately $0.4 million in proceeds from the issuance of short-term debt, which was offset by the repayments of short-term debt of approximately $0.2 million.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on such evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

We are currently listed on The Nasdaq Capital Market. If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on Nasdaq. On May 13, 2025, we received written notice from Nasdaq indicating that we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “Minimum Bid Price Requirement”). We were provided an initial compliance period of 180 calendar days from the date of the notice, or until November 10, 2025, to regain compliance with the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). We may be eligible for an additional 180 calendar day compliance period. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

We intend to continue to monitor the closing bid price of our common stock and assess potential actions to regain compliance with the Minimum Bid Price Requirement and may, if appropriate, consider and effectuate available options, including implementation of a reverse stock split of our common stock. If we implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.

In addition, on August 8, 2025, we received written notice from Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(2), which requires us to maintain a minimum Market Value of Listed Securities (“MVLS”) of $35 million for continued listing on The Nasdaq Capital Market (the “MVLS Requirement”). Based on Nasdaq's review of the Company's MVLS for the 30 consecutive business days preceding receipt of such notice, the Company no longer meets this requirement. Additionally, we do not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, stockholders’ equity of $2,500,000, or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we will have 180 calendar days, or until February 4, 2026, to regain compliance with the MVLS Requirement.

We intend to monitor our MVLS and may, if appropriate, consider implementing available options to regain compliance with the MVLS Requirement. If we do not regain compliance within the allotted compliance period, Nasdaq will provide notice that our securities will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel, but there can be no assurance that any such appeal would be successful. There can be no assurance that we will regain compliance with the MVLS Requirement during the 180-day compliance period or maintain compliance with the other Nasdaq listing requirements.

We must regain compliance with Nasdaq’s Minimum Bid Price Requirement of $1.00 per share and Nasdaq’s MVLS Requirement (and must continue to maintain compliance with Nasdaq’s other continued listing requirements), or risk delisting, which could have a material adverse effect on our business. If our common stock is delisted from Nasdaq, it could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, contractual counterparties, and employees and fewer business development opportunities. If our common stock were delisted, it could be more difficult to buy or sell our common stock or to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair our ability to raise capital on acceptable terms, if at all.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 12, 2025 (the “Effective Date”), our Board of Directors approved the issuance of an aggregate of up to 300,000 restricted shares of common stock to a consultant in consideration for services under a consulting agreement, consisting of (i) 150,000 restricted shares issued to the consultant on the Effective Date and (ii) 150,000 restricted shares issuable to the consultant in the future following the Effective Date subject to the consultant’s future performance of services and contingent upon satisfaction of certain criteria.  Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving a public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION.

Notice of Failure to Satisfy a Continued Listing Rule or Standard – Nasdaq Market Value of Listed Securities Continued Listing Standard

On August 8, 2025, Reviva received a written notice (the “MVLS Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(2), which requires the Company to maintain a minimum Market Value of Listed Securities (“MVLS”) of $35 million for continued listing on The Nasdaq Capital Market (the “MVLS Requirement”). Based on Nasdaq’s review of the Company’s MVLS for the 30 consecutive business days preceding receipt of the MVLS Notice, the Company no longer meets this requirement. Additionally, Nasdaq noted in the MVLS Notice that the Company does not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, specifically, stockholders’ equity of $2,500,000 (Nasdaq Listing Rule 5550(b)(1)), or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years (Nasdaq Listing Rule 5550(b)(3)).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until February 4, 2026 (the “Compliance Period”) to regain compliance with the MVLS Requirement. To regain compliance during the 180-day period, the Company’s MVLS must be at least $35 million for a minimum of ten consecutive business days at any time during this period, after which Nasdaq will provide written confirmation of compliance to the Company and the matter will be closed. If the Company does not regain compliance with the MVLS Requirement by the end of the Compliance Period, the Company will receive written notification from Nasdaq that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a Nasdaq hearings panel.

The MVLS Notice has no immediate effect on the listing of the Company’s common stock or listed warrants, which will continue to trade on The Nasdaq Capital Market under the symbols “RVPH” and “RVPHW”, respectively, subject to the Company’s compliance with the other continued listing requirements of The Nasdaq Capital Market.

The Company intends to actively monitor its MVLS and may, if appropriate, consider implementing available options to regain compliance with the MVLS Requirement. However, there can be no assurance that the Company will be able to regain compliance with the MVLS Requirement.

As previously disclosed, pursuant to the written notice received from Nasdaq on May 13, 2025 (the “Minimum Bid Price Notice”), the Company is also not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Minimum Bid Price Requirement”). The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days preceding the Minimum Bid Price Notice, the Company is not currently in compliance with Minimum Bid Price Requirement. As previously reported, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until November 10, 2025, to regain compliance with the Minimum Bid Price Requirement. The Company intends to continue to actively monitor the closing bid price of its common stock and assess potential actions to regain compliance with the Minimum Bid Price Requirement and may, if appropriate, consider and effectuate available options, including implementation of a reverse stock split of the Company’s common stock.

The Company intends to continue to assess potential options and take definitive steps as appropriate in an effort to evidence compliance with the Minimum Bid Price Requirement and the MVLS Requirement as noted above.  However, there can be no assurance that the Company will be able to evidence compliance with the MVLS Requirement or the Minimum Bid Price Requirement, or that the Company will be able to maintain compliance with these requirements or with the other Nasdaq continued listing requirements.  If Nasdaq were to determine to delist the Company’s common stock for failure to satisfy the MVLS Requirement or the Minimum Bid Price Requirement, the Company would have the right to appeal to a Nasdaq hearings panel, but there can be no assurance that any such appeal would be successful.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit
1.1

At Market Issuance Sales Agreement, dated May 30, 2025, by and among Reviva Pharmaceuticals Holdings, Inc., B. Riley Securities, Inc. and Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2025).

4.1	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).
4.2	Form of Series D Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).
10.1	Form of Securities Purchase Agreement from June 2025 Public Offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).
10.2

Placement Agency Agreement, dated June 26, 2025, between Reviva Pharmaceuticals Holdings, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).

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

Reviva Pharmaceuticals Holdings, Inc. (Registrant)

Date: August 14, 2025	By: /s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By: /s/ Narayan Prabhu
Narayan Prabhu
Chief Financial Officer
(Principal Financial and Accounting Officer)