Form 10-K
period 2025-12-31
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2026-03-30
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-38634

Reviva Pharmaceuticals Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-4306526
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

10080 N Wolfe Road, Suite SW3-200
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2025 as reported by the Nasdaq Capital Market on such date, was approximately $21.4 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 27, 2026 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 12,810,377.

DOCUMENTS INCORPORATED BY REFERENCE

None.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

FORM 10-K TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, including statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our product candidates and their respective targeted indications, including estimated or projected size or other expected trends in such markets, and any other statements involving anticipated or expected market or industry projections, statements regarding markets for our common stock and statements about our current or future product candidates and their development, our beliefs regarding their preclinical or clinical profile or efficacy, and the regulatory approval process and pathway and the timing thereof, are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report on Form 10-K may include, for example, statements about:

●

the success of our current or planned clinical trials through all phases of clinical development, including our planned second Phase 3 clinical trial for brilaroxazine in patients with schizophrenia, our ability to complete and submit intended regulatory submissions on projected timelines, and our ability to conduct and complete clinical trials in accordance with projected timelines, our ability to achieve the desired results, and our ability to successfully complete requisite regulatory review and approval processes;

●	the success of our product candidates in all phases of development and whether they perform and achieve data in line with the anticipated efficacy and safety profile;

●	our ability to regain and maintain compliance with the continued listing requirements of The Nasdaq Capital Market and maintain the listing of our common stock on Nasdaq;

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

Business Combination and Domestication

On December 14, 2020, our predecessor company, formerly known as Tenzing Acquisition Corp., a British Virgin Islands exempted company (“Tenzing”), and Reviva Pharmaceuticals, Inc., a Delaware corporation (together with its consolidated subsidiaries, “Old Reviva”), consummated the transactions (the “Business Combination”) contemplated by the Agreement and Plan of Merger, dated as of July 20, 2020 (as amended, the “Merger Agreement”), by and among Tenzing, Tenzing Merger Subsidiary Inc., a Delaware corporation and wholly-owned subsidiary of Tenzing (“Merger Sub”), Old Reviva, and the other parties thereto. Pursuant to the Merger Agreement, Merger Sub merged with and into Old Reviva, with Old Reviva surviving as our wholly owned subsidiary. We refer to this transaction as the Business Combination. In connection with and one day prior to the completion of the Business Combination, Tenzing re-domiciled out of the British Virgin Islands and continued as a company incorporated in the State of Delaware and changed its name to Reviva Pharmaceuticals Holdings, Inc. Prior to the completion of the Business Combination, the Company was a shell company. Following the Business Combination, the business of Old Reviva is the business of the Company.

Old Reviva was incorporated in the state of Delaware on May 1, 2006, and its subsidiary, Reviva Pharmaceuticals India Pvt. Ltd., was incorporated on December 23, 2014. Tenzing was formed pursuant to the laws of the British Virgin Islands on March 20, 2018.

Company Overview

We are a late-stage pharmaceutical company that discovers, develops, and seeks to commercialize next-generation therapeutics for diseases representing significant unmet medical needs and burdens to society, patients, and their families. Our current pipeline focuses on the central nervous system, inflammatory, and cardiometabolic diseases. We use a chemical genomics driven technology platform and proprietary chemistry to develop new medicines. Our pipeline currently has two drug candidates, brilaroxazine (RP5063) and RP1208 (Figure 1). Both are new chemical entities discovered in-house. We have been granted composition of matter patents for both brilaroxazine and RP1208 in the United States (U.S.), Europe, and several other countries.

Figure 1. Reviva Pipeline

Our lead drug candidate, brilaroxazine, is in clinical development and is intended to treat multiple neuropsychiatric indications. These include schizophrenia, bipolar disorder (“BD”), major depressive disorder (“MDD”), attention-deficit/hyperactivity disorder (“ADHD”), behavioral and psychotic symptoms of dementia and Alzheimer’s disease (“BPSD”), and Parkinson’s disease psychosis (“PDP”). Furthermore, brilaroxazine is also ready for clinical development for two respiratory indications - pulmonary arterial hypertension (“PAH”) and idiopathic pulmonary fibrosis (“IPF”). The U.S. Food and Drug Administration ("FDA") granted Orphan Drug Designation to brilaroxazine for the treatment of PAH in November 2016 and IPF in April 2018. Brilaroxazine is also in preclinical development for the treatment of psoriasis.

Our primary focus is to complete the clinical development of brilaroxazine for the treatment of acute and maintenance schizophrenia.

Recent Developments

Reverse Stock Split

At our annual stockholders meeting held on December 18, 2025, our stockholders adopted and approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of common stock, at a specific ratio, ranging from one-for-two (1:2) to one-for-twenty (1:20), at any time prior to December 31, 2026, with such ratio to be determined by our Board of Directors (“Board”) in its discretion.

On March 4, 2026, we filed an amendment to our Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a reverse stock split of our issued and outstanding common stock at a ratio of one-for-twenty (1:20) (the “Reverse Stock Split”). The Reverse Stock Split became effective in accordance with the terms of the amendment at 12:01 a.m. Eastern Time on March 9, 2026 under a new CUSIP number, 76152G209. All share, common stock warrant, prefunded warrant, restricted common stock, and common stock option amounts, and per share, per common stock warrant, per prefunded warrant, per restricted common stock and per common stock option amounts, in this Annual Report on Form 10-K, have been retrospectively adjusted as appropriate to reflect the Reverse Stock Split.

May 2025 ATM Sales Agreement

On May 30, 2025, we entered into an at market issuance sales agreement (the “May 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Alliance Global Partners serving as agents (the “Agents”), with respect to an at-the-market (ATM) offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through the Agents. During the year ended December 31, 2025, we sold 150,800 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of $1.5 million after deducting sales agent commissions and other offering expenses of approximately $0.4 million. From January 1, 2026 through February 26, 2026, we sold 570,845 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of approximately $2.5 million after deducting sales agent commissions and other offering expenses of approximately $0.1 million.

March 2026 Public Offering

On March 20, 2026, we closed a public offering (the “March 2026 Public Offering”) conducted pursuant to a placement agency agreement (the “March 2026 Placement Agency Agreement”) and securities purchase agreements with certain investors participating in the offering (the “March 2026 Securities Purchase Agreements”), pursuant to which we issued and sold (i) an aggregate of 6,283,334 shares of common stock, (ii) pre-funded warrants (the “March 2026 Pre-Funded Warrants”) exercisable for an aggregate of up to 383,333 shares of common stock (the “March 2026 Pre-Funded Warrant Shares”), (iii) Series G warrants (the “Series G Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock (the “Series G Warrant Shares”) and (iv) Series H warrants (the “Series H Warrants” and together with the Series G Warrants, the “March 2026 Common Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock (the “Series H Warrant Shares” and together with the March 2026 Pre-Funded Warrant Shares and Series G Warrant Shares, the “March 2026 Warrant Shares”), for aggregate gross proceeds of $10.0 million. Each share of common stock (or March 2026 Pre-Funded Warrant in lieu thereof) was sold together with (i) a Series G Warrant to purchase one share of common stock and (ii) a Series H Warrant to purchase one share of common stock, at a combined public offering price of $1.50 per share of common stock and accompanying March 2026 Common Warrants (or a combined public offering price of $1.4999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Warrants). The March 2026 Pre-Funded Warrants have an exercise price of $0.0001 per share and will expire when exercised in full. The Series G Warrants are exercisable immediately, have a term of five years from the date of issuance and have an exercise price of $1.50 per share. The Series H Warrants are exercisable immediately, have a term of twelve months and have an exercise price of $1.50 per share. The net proceeds to us from the March 2026 Public Offering were approximately $8.9 million, after deducting Placement Agent fees and expenses and other offering expenses payable by us.

About Brilaroxazine (RP5063)

Our drug candidate brilaroxazine is a novel, multimodal serotonin (5-HT), dopamine (DA), and nicotinic receptor modulator. Our compound displays a high affinity for 5-HT2A/2B/7 and DA2/3/4 receptors and a moderate affinity for nicotinic (nACh- α4β2) receptors (Rajagopal et al., 2017). The binding affinity of brilaroxazine to dopamine and serotonin sub-receptors in radioligand binding assays is the following (Ki, nM): dopamine D2S (0.28), D2L (0.45), D3 (3.7), and D4.4 (6.0); Serotonin 5-HT1A (1.5), 5-HT2A (2.5), 5-HT2B (0.19), 5-HT2C (39), 5-HT6 (51), and 5-HT7 (2.7). Brilaroxazine displayed moderate binding affinity to nicotine- nAChR, α4β2 (36.3 nM).

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

Current pharmacologic treatment involves antipsychotic therapy. There are two types of antipsychotics, typical and atypical agents. Tolerability issues (e.g., neuroleptic side effects with typical agents; metabolic and cardiovascular problems with atypical medications) limit compliance and the effectiveness of both classes of medications. Hence, compliance is poor. We estimate, pursuant to a review of multiple peer reviewed articles published between 1998 and 2015, discontinuation rates of 30 - 50% in the short-term management of acute patients and 42 - 74% in the long-term treatment. Also, both classes of antipsychotics fail to provide a broad spectrum of efficacy across the major symptoms or comorbidities of schizophrenia. Thus, we believe the optimal treatment of schizophrenia requires new compounds with broader efficacy, and better safety, tolerability and compliance profiles.

We believe most of the FDA approved antipsychotics in the last two decades block dopamine (D) and serotonin (5-HT) receptors, particularly D2 and 5-HT2A receptors except the recently approved muscarinic receptor active Cobenfy which is an allosteric modulator of dopamine signaling pathways. Brilaroxazine possesses a potent binding and functional activity for both D2 and 5-HT2A receptors. We believe these targets are critical for treating schizophrenia. In addition, brilaroxazine has potent activities for D4, 5-HT1A, 5-HT2B and 5-HT7 receptors implicated as targets for conditions associated with schizophrenia such as negative symptoms, mood symptoms (e.g., depression, anxiety) and cognitive impairment. Brilaroxazine also exerts a moderate activity on nicotinic (nAChR, α4β2) receptor, implicated as a target for comorbid conditions in schizophrenia, depression and cognitive impairment.

Preclinical studies define the activity, pharmacokinetic, and safety profiles of brilaroxazine in animals. Rodent models of pharmacologic-induced behaviors associated with schizophrenia have demonstrated that brilaroxazine attenuates both psychosis and cognitive symptoms.

Brilaroxazine (RP5063) Phase 1 Clinical Study in Stable Schizophrenia

Phase 1a and 1b studies defined the initial clinical experience with brilaroxazine. The first-in-human study Phase 1a involved a single-dose ascending study of 24 individuals. Initially, it examined patient cohorts receiving individual doses of 10 and 15 mg fasting; this was followed by a food-effect investigation (food versus fasting, crossover), with a 15 mg dose (Figure 2a). The multiple-dose Phase 1b study examined doses of 10, 20, 50, and 100 mg given with food over ten days in 32 randomized patients (Figure 2b). Collectively, these studies characterized the initial safety and pharmacokinetic profiles in normal healthy volunteers (Caucasian or Japanese men, 20 - 45 years) and stable patients with schizophrenia (18 - 65 years, chronic, all types with Total Positive and Negative Syndrome Scale (PANSS) score < 90 points). Brilaroxazine displayed a dose-dependent Cmax at 4 to 6 h, linear dose proportionality for both Cmax and AUC, and a half-life between 40 and 71 h. In the single-dose study, food slightly increased the extent of drug absorption. In the multiple-dose study, drug concentrations approached steady-state after 120 h (5 days) of daily dosing. Pooled data in the single-dose study indicate that the pharmacokinetic profile appeared to be comparable between Caucasians and Japanese. Study data have suggested a straightforward pharmacokinetic profile for brilaroxazine that we believe supports once-daily dosing as an orally administered agent for Phase 2 and Phase 3 evaluation.

Figure 2. Brilaroxazine Phase 1 Clinical Studies, Pharmacokinetics in Healthy Subjects and Stable Schizophrenia Patients

As the multiple-dose study included patients with stable schizophrenia, the data from this study provided an early assessment of the pharmacodynamics behavior and activity of brilaroxazine in this population. Notable were the results of secondary analyses to explore Positive and Negative Syndrome Scale (“PANSS”) observations relevant to the effect of brilaroxazine on positive symptoms, and Trails A and B tests to assess the effect on cognition. Pooled analysis of patients with PANSS scores ≥50 at baseline showed a statistically significant reduction in positive symptoms subscale scores (Figure 2a). Furthermore, study analysis identified favorable trends in reducing PANSS total scores from baseline and in the General Psychopathology Score from baseline vs. placebo. Similarly, a pooled analysis of Trails A and B scores from baseline to day 16 showed favorable trends in the improvement of cognition in the brilaroxazine treatment groups vs. placebo.

Figure 3. Brilaroxazine Efficacy in the Phase 1B Clinical Study in Stable Schizophrenia Patients

The Phase 1b study in stable schizophrenia patients found that brilaroxazine appears to be generally well-tolerated at doses ranging from 10 - 100 mg administered once daily over ten days. Most adverse events were mild and occurred at higher doses 50mg and 100 mg. Notable was the lack of clinically significant changes in glucose or prolactin levels, lipid profiles, and weight or ECG findings. A pharmacodynamic analysis of the multiple-dose Phase 1b study data provided early insight regarding the clinical activity of brilaroxazine relevant to psychosis, along with mood and cognitive comorbidities, in patients with stable schizophrenia. Although we believe the Phase 1b study safety and efficacy findings are encouraging, it is important to recognize its power limitations due to the relatively small sample size.

Brilaroxazine (RP5063) Phase 2 Clinical Study in Acute Schizophrenia

The Phase 2 clinical study involved patients with acute exacerbations of schizophrenia or schizoaffective disorder and was designed to evaluate the efficacy, safety, tolerability, and pharmacokinetics of brilaroxazine versus placebo. The study was a double-blind, randomized, placebo-controlled 4-week trial. Aripiprazole was included in the study purely for assay sensitivity analysis and not as a comparator. A total of 234 eligible subjects were randomized into one of five treatment groups (15, 30, 50mg brilaroxazine, aripiprazole 15mg, or placebo; 3:3:3:1:2, respectively). Recruitment of male and female subjects occurred at 22 sites in the U.S., India, Philippines, Malaysia, and Moldova.

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

Brilaroxazine demonstrated a sustained decrease in the total PANSS scores from Day 1 to 28 with statistically significant improvement within the group for all doses of brilaroxazine (p=<0.001) and aripiprazole (p=0.013) (Figure 4).

Figure 4. Brilaroxazine Efficacy in the Phase 2 Clinical Study in Acute Schizophrenia patients, Total PANSS Scores, ITT Population (4 weeks, N = 234)

For the primary efficacy endpoint, the change in PANSS Total Score from baseline to Day 28/EOT there was a statistically significant treatment difference from placebo for the brilaroxazine 15-mg and 50-mg arms (p = 0.0212 and p = 0.0167), with a statistically significant difference versus placebo seen as early as the Day 15 assessment (mixed-effect model with repeated measures (MMRM) analyses). The 30-mg arm did not reach statistical significance (p=0.2733), although it was numerically superior. Investigators attributed the lack of significance of the brilaroxazine 30 mg dose to larger than normal early discontinuations (within 2-7 days) for reasons that were not related to the medication. Aripiprazole only showed efficacy in PANSS negative scores. PANSS subscales scores showed greater brilaroxazine improvement versus placebo in the PANSS Negative and Prosocial symptoms than Positive symptoms (Figure 5). Both the brilaroxazine 15-mg and 50-mg treatment groups displayed statistical significance from placebo as early as Day 15 for the PANSS Negative and Prosocial scales. The 50-mg treatment group showed statistical significance at Day 28 for PANSS Positive. All brilaroxazine groups were numerically superior to placebo.

Figure 5. Brilaroxazine Phase 2 Clinical Efficacy for Acute Schizophrenia and Major Comorbid Symptoms

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

Figure 6. Brilaroxazine Phase 2 Study, Remission of Acute Schizophrenia and Discontinuation due to Side Effects

Patients tolerated doses of brilaroxazine up to 50 mg with no side effect related discontinuations in the 15 mg and 30 mg dose groups. Only <2% of patients discontinued the treatment in the 50 mg dose group compared to 10% of patients in the aripiprazole 15 mg group (Figure 6b). Treatment discontinuations for any reason with 15 mg, 30 mg, and 50 mg doses of brilaroxazine; the 15 mg dose of aripiprazole; and placebo were 14%, 25%, 12%, 35%, and 26%, respectively. Investigators attribute the higher discontinuation rate in the 30 mg group of brilaroxazine to a larger than the normal number of early discontinued patients (~10%) due to non-treatment reasons. Such early discontinuation is not uncommon in a clinical study of acute schizophrenia. The discontinuation rates with aripiprazole (35% for any reason, and 10% due to side effects) are consistent with findings in published clinical studies. Common treatment-emergent adverse events (TEAEs) were EPS (3%, 5%, and 9%) and akathisia (2%, 5%, and 10%), and as expected there seemed to be a dose-dependent increase in TEAEs in the 15, 30, and 50 mg brilaroxazine treatment groups, respectively (Figure 6).

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

There were no clinically meaningful trends in laboratory parameters (including glucose, cholesterol, triglycerides or thyroid hormone T4), ECG, or vital signs. The study observed small mean decreases from baseline in prolactin levels in all treatment groups at Day 28. In addition, there were no reports of sexual side effects and no increase in suicidal ideation compared to placebo (Figure 7).

Figure 7. Brilaroxazine Side Effect Profile in the Phase 2 Clinical Study in Acute Schizophrenia (4 weeks, N=234)

7A. CNS or Neuroleptic Side effects

7B. Endocrine Side Effects

7C. Metabolic Side Effects

Overall, all 3 fixed doses of brilaroxazine were well tolerated with no clinically relevant major adverse effects in any of the 3 brilaroxazine dosing cohorts. Particularly, there were no significant changes in: EPS (all scales of gait, akathisia, abnormal movements); metabolic parameters (body weight, blood glucose); or cardiac parameters (ECG or incidence of orthostatic hypotension). Patients with pre-existing movement disorders (e.g. EPS, akathisia) were not excluded per protocol, and most patients who reported motor side effects were on concomitant medication (e.g., anticholinergic agents) used for treating movement disorders. Since brilaroxazine is not intended as a treatment for movement disorders, patients with pre-existing movement disorders may exhibit recurrence. Therefore, it is difficult to determine the causality of motor side effects in patients with pre-existing movement disorders. There was a favorable decrease in cholesterol and triglycerides, which, along with the aforementioned lack of significant changes in weight and glucose, suggests that neither metabolic syndrome nor prediabetic condition are caused by brilaroxazine.

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

We believe these findings indicate potential for important clinical benefits. We believe the lack of excessive drug accumulation should translate to a potential clinical benefit of not needing titration of therapy. Such might be the case with other atypical antipsychotics (e.g., aripiprazole). We believe that lack of accumulation and the long half-life (~40-50 h) of brilaroxazine should translate easily to a once-daily dosing schedule. We believe this schedule is of clinical importance for the schizophrenic patient population since medication adherence, and missing doses with shorter half-life drugs can be a clinical issue leading to destabilization of clinical control. Such can lead to poor long-term functional outcomes in the treatment of schizophrenia. With brilaroxazine, if a patient misses a single dose or two, we believe sufficient plasma concentrations remain for clinical control. Furthermore, the pharmacokinetic profile of brilaroxazine is independent of gender, age, ethnicity, glomerular filtration rate, smoking, concomitant medications, geographic location of the clinical site, and type of schizophrenia (acute or stable) patients treated. These observations mean that clinicians may not need dose adjustments based on the patient population (Figure 8b).

We performed the PK-PD modeling correlation with actual data using the observed and predicted PANSS demonstrating high predictability with relatively low variability. As shown in the graph below, both the regression line and line of identity are very close to each other. We believe this relationship indicates that the model is providing a very good fit (Figure 8a). The regression line is the line when one plots and regresses the observed data against the data predicted from the population model. The line of identity is when there is a perfect fit of the observed and predicted data (i.e., when each of the observed data is exactly equal to those of the corresponding predicted data, so the slope of the line is in exact unity). The dose-response curve showed that the total PANSS decrease was approaching its maximum response after a dose of approximately 15 mg. Thus, we believe brilaroxazine doses of 15 to 50 mg daily appear to be an effective clinical range of dosing (Figure 8b).

Figure 8. Brilaroxazine Phase 2 Clinical Study Pharmacokinetics and Pharmacodynamics Correlation

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

We have successfully completed with positive results the first registrational Phase 3 in schizophrenia patients (Part 1) and a long-term safety trial for 12 months (Part 2) required for filing an NDA as outlined in Figure 9.

Figure 9. Brilaroxazine Phase 3 trial (RECOVER-1) outline

Figure 9 gives the outline of the brilaroxazine Phase 3 trial and its two parts. It was an international trial with a majority of its clinical sites and enrolled patients from the United States of America (USA). This phase 3 trial was conducted in 39 clinical sites across 3 countries, with 19 sites in the USA, 12 in India (Asia) and 8 in Bulgaria (Europe). The trial had two parts. Part 1 was a multicenter double-blind placebo controlled in-patient trial in acute schizophrenia patients whereas Part 2 was a multicenter open-label out-patient trial in stable schizophrenia patients.

Phase 3 Trial (DB, Part 1) Overview

A total of 411 acute schizophrenia patients 18 to 65 years old with mean PANSS total score of 98.2 were randomized in the trial Part 1 to assess the efficacy and safety of brilaroxazine at fixed doses of 15 mg or 50 mg and placebo in a 1:1:1 ratio, administered once daily (OD) for 28 days in subjects with acute schizophrenia. Subjects remained hospitalized for all 28 days of double-blind (DB) treatment in Part 1. The eligible subjects who completed the DB treatment phase through Day 28 were allowed to enroll the trial Part 2, open label extension (OLE) for 52 weeks. A data monitoring committee (DMC) met at regular intervals during the DB treatment phase of the study to review safety data in a blinded manner.

Efficacy Results (Phase 3 DB, Part 1)

Primary Endpoint

The MMRM analysis of the change in PANSS Total Score in the modified intent‑to‑treat population (mITT) showed that subjects in the brilaroxazine 50 mg group achieved a statistically significant improvement (a 10.1‑point reduction; p<0.001; Cohen’s d effect size of 0.6) compared with the placebo group from baseline to the end of treatment (Day 28) as summarized in Table 1.

Table 1: Change in PANSS Total Scores from Baseline to Day 28 in Acute Schizophrenia Patients (RECOVER DB, Part 1

	Brilaroxazine	Brilaroxazine	Placebo
PANSS Total Score	15 mg (n=139)	50 mg (n=134)	(n=137)
Baseline score, Mean (SD)	97.3 (10.15)	99.1 (9.56)	98.3 (9.48)
Day 28 score, Mean (SD)	80.1 (17.01)	73.7 (18.57)	83.7 (20.00)
Mean Change (SD)	17.2 (14.70)	24.9 (17.82)	14.4 (16.83)
LSM Change (SE)	16.9 (1.59)	23.7 (1.62)	13.6 (1.62)
Difference in LSM (SE) Change vs Placebo	3.3 (2.16)	10.1 (2.17)
P value vs Placebo	0.131	<0.001
Cohen’s d Effect Size	0.2	0.6

Figure 10: Change in PANSS Total Scores from Baseline to Day 28 in Acute Schizophrenia Patients (Phase 3 DB, Part 1)

The treatment effect occurred as early as Day 7, with a clinically meaningful progressive and sustained decrease in PANSS Total Score for brilaroxazine 50 mg observed at every time point (Figure 10). The MMRM analysis of the change in the PANSS Total Score also showed that the brilaroxazine 15 mg group produced a greater improvement compared with the placebo (a 3.3‑point reduction; p=0.131; Cohen’s d effect size of 0.2; Figure 10).

Secondary Endpoints

Brilaroxazine 50 mg demonstrated progressive, statistically significant improvements across multiple symptom domains on PANSS subscales including Marder factors and social cognition, and PSP, and clinical global impression severity (CGI‑S) scale compared to placebo as shown below in Table 2. Improvements were consistent across all domains, with Cohen’s d effect sizes ranging from 0.3 to 0.6.

Table 2: Change in PANSS subscales, Marder Factors, PSP and CGI‑S Scores from Baseline to Day 28 in Acute Schizophrenia Patients (RECOVER DB, Part 1)

	Improvement[a]	P‑value vs Placebo
Symptom Domains and Rating Scales	LSM (SE)
PANSS Positive Symptom	2.7 (0.70)	<0.001 (ES:0.5)
PANSS Negative Symptom	2.0 (0.61)	0.002 (ES:0.4)
PANSS General Psychopathology	5.3 (1.15)	<0.001 (ES:0.6)
PANSS Excitement/Agitation	2.3 (0.53)	<0.001 (ES:0.5)
PANSS Social Cognition	1.5 (0.42)	0.001 (ES:0.4)
PANSS Marder Factors
Positive symptoms	2.8 (0.69)	<0.001 (ES:0.5)
Disorganized Thoughts	2.3 (0.56)	<0.001 (ES:0.5)
Negative symptoms	2.1 (0.64)	0.002 (ES:0.4)
Hostility	2.0 (0.47)	<0.001 (ES:0.5)
Depression/Anxiety	1.2 (0.43)	0.008 (ES:0.3)
Personal and Social Performance (PSP)	6.4 (1.54)	<0.001 (ES:0.5)
	0.5 (0.12)	<0.001 (ES:0.5))
CGI S Score	≥ 1 point in 78%	<0.001

CGI‑S=Clinical Global Impression of Severity; DB=Double‑blind; ES=Cohen’s d effect size; LSM=least square mean; PANSS=Positive and Negative Symptoms Scale; PSP=Personal and Social Performance; SE=standard error a Change from Baseline to Day 28 in brilaroxazine 50 mg vs placebo

Brilaroxazine 50 mg showed broad, statistically significant improvements across PANSS subscale domains from baseline to the end of treatment on Day 28 compared to placebo. PANSS subscales decreased significantly compared to placebo with points -2.7 (p=<0.001, ES:0.5) for positive symptoms, -2.0 (p=0.002, ES:0.4) for negative symptoms, -5.3 (p= <0.001, ES:0.6) for general psychopathology, -2.3 (p=<0.001, ES:0.5) excitement-agitation and -1.5 (p=0.001, ES:0.4) for social cognition. PANSS Marder factors were also significantly reduced from baseline to Day 28 compared to placebo with points -2.8 (p=<0.001, ES:0.5) for positive symptoms, -2.3 (p=<0.001, ES:0.5) for disorganized thoughts, -2.1 (p=0.002, ES:0.4) for negative symptoms, -2.0 (p=<0.001, ES:0.5) for hostility and -1.2 (p=0.008, ES:0.3) for depression and anxiety. Similarly, the personal and social performance (PSP) scale for functional outcome improved significantly from baseline to the end of treatment on Day 28 compared to placebo with 6.4 points (p=0.001, ES:0.5). Clinical global impression-severity (CGI-S) scale score was also significantly reduced from baseline to the end of treatment on Day 28 compared to placebo with -0.5 point (p=<0.001, ES:0.5) and ³1 point reduction reported in 78% (p=<0.001) patients.

Brilaroxazine 15 mg displayed favorable trends with improvements across all domains of PANSS, Marder Factors, PSP and CGI-S scale scores from baseline to the end of treatment on Day 28 compared to placebo. The improvement was significant on the PANSS Marder Factor scale for disorganized thoughts with -1.5 points (p=0.008), the PANSS Social Cognition -1.0 (p=0.020), and the PSP for functional outcome 3.7 (p=0.019).

Safety Results (Phase 3 DB, Part 1)

Overall, brilaroxazine at 15 mg and 50 mg demonstrated a favorable safety and tolerability profile over 28 days of DB treatment.

Adverse events (Phase 3 DB, Part 1)

Brilaroxazine appeared to be well tolerated in both doses. The overall incidence of Treatment Emergent Adverse Events (TEAEs) during the 28‑day DB treatment phase was 304, that included 105 (34.53%) in brilaroxazine 15 mg group, 107 (35.19%) in brilaroxazine 50 mg group, and 92 (30.26%) in placebo. Most TEAEs were mild.

The number of participants with any TEAE in the study was 185 (45.0%), which included 65 (46.4%) in brilaroxazine 15 mg group, 62 (46.3%) in brilaroxazine 50 mg group, and 58 (42.3%) in placebo group. Similarly, the number of participants in the study with mild TEAEs was 149 (36.3%), which included 54 (38.6%) in brilaroxazine 15 mg group, 53 (39.6%) in brilaroxazine 50 mg group and 42 (30.7%) in placebo group; whereas moderate TEAEs were observed in 33 patients (8.0%), including 9 (6.4%) in brilaroxazine 15 mg group, 9 (6.7%) in brilaroxazine 50 mg group, and 15 (10.9%) in placebo group; and severe TEAEs were observed in 3 patients (0.7%), including 2 (1.4%) in brilaroxazine 15 mg group, none in brilaroxazine 50 mg group, and 1 (0.7%) in the placebo group.

The number of participants with TEAEs considered related to the study treatments were 121 (29.4%), with 38 (27.1%) in brilaroxazine 15 mg group, 47 (35.1%) in brilaroxazine 50 mg group, and 36 (26.3%) in placebo group. Similarly, the number of participants with mild TEAEs considered related were 100 (24.3%), with 32 (22.9%) in brilaroxazine 15 mg group, 41 (30.6%) in brilaroxazine 50 mg group, and 27 (19.7%) in placebo, whereas related moderate TEAEs were reported in 20 patients (4.9%) that included 5 (3.6%) in brilaroxazine 15 mg group, 6 (4.5%) in brilaroxazine 50 mg group, and 9 (6.6%) in placebo group, and the related severe TEAE in 1 patient (0.2%) was in the i in brilaroxazine 15 mg group (0.7%), with none in brilaroxazine 50 mg and placebo groups.

Treatment‑emergent serious Adverse Events (TESAEs) were reported in 4 (1.0%) participants, with 2 (1.4%) in brilaroxazine 15 mg group, 1 (0.7%) in brilaroxazine 50 mg group and 1 (0.7%) in placebo group. None of these TESAEs were considered related to the study treatment. No deaths occurred during the study.

TEAEs of special interest (TEAESIs) were reported in 40 (9.7%) participants, including 7 (5.0%) in brilaroxazine 15 mg group, 19 (14.2%) in brilaroxazine 50 mg group, and 14 (10.2%) in placebo group.

Clinical and other safety evaluations (Phase 3 DB, Part 1)

Laboratory evaluations showed no clinically significant deviations or trends in hematology, chemistry, or urinalysis parameters across groups. Favorable changes in serum prolactin and lipids were observed.

Serum prolactin is an important biomarker for treatment effects related to efficacy, and metabolic and endocrine side effects in schizophrenia patients. Favorable and statistically significant reductions in serum prolactin was observed from baseline to Day 14 and Day 28 in brilaroxazine treatment groups compared to placebo. The elevated serum prolactin levels at the baseline were significantly reduced both in brilaroxazine 15 mg and 50 mg groups compared to placebo at the end of treatment on Day 28 and were at levels considered normal or near normal in healthy subjects.

Serum lipids are important biomarkers for treatment effects related to metabolic and cardiovascular side effects in schizophrenia patients. Favorable improvements in serum cholesterol total, LDL cholesterol, and HDL cholesterol were observed from baseline to Day 14 and Day 28 in brilaroxazine treatment groups compared to placebo. The improvement in LDL and HDL levels was significant both in brilaroxazine 15 mg and 50 mg groups compared to placebo group on Day 14 and Day 28.

A benign increase in bodyweight was observed in brilaroxazine treatment groups compared to placebo from baseline to the end of treatment on Day 28. The body weight (kg) mean change (SD) was 2.20 (3.65) and 2.50 (3.57), in brilaroxazine 15 mg and 50 mg groups, respectively, compared to 0.90 (2.94) in placebo group.

There were no reports of any treatment‑emergent suicidal ideation or behavior in any group. Abnormal Involuntary Movement Scale (AIMS), Barnes Akathisia Rating Scale (BARS), and Simpson Angus Scale (SAS) scores remained low and stable across all groups, with no clinically meaningful changes from the baseline.

Vital signs, including blood pressure and heart rate, showed minimal changes from baseline, with no clinically significant differences between brilaroxazine and placebo groups. There were no reports of drug-induced liver injury (DILI) in the study. Electrocardiograph (ECG) assessments revealed no clinically significant abnormalities or QT prolongation. The incidence of abnormal ECG findings was low and comparable between brilaroxazine and placebo groups.

Serum Biomarker Results (Phase 3 DB, Part 1)

Serum biomarkers for brain-derived neurotrophic factor (BDNF) and multiple inflammatory cytokines were evaluated in the trial. Schizophrenia patients are reported to have reduced levels of BDNF, a protein that acts as a growth factor for neurons and is critical for synaptic plasticity, memory and cognitive function, and increased levels of proinflammatory cytokines compared to normal subjects. Therefore, both BDNF and proinflammatory cytokines are considered as potential biomarkers for evaluating treatment effects in patients with schizophrenia.

A favorable trend in serum BDNF and proinflammatory cytokine levels was observed in brilaroxazine treatment groups compared to placebo from baseline to the end of treatment on Day 28. The serum BDNF level in brilaroxazine 15 mg and 50 mg groups improved compared to placebo from baseline to end of the study on Day 28 and improvement was significant in 15 mg group (p=0.0286 vs placebo). The serum proinflammatory biomarkers showed a favorable trend, with decreases of inflammatory biomarkers interleukin (IL) 6, 8, and 10, interferon-gamma (IFN-g) and IFN-g inducible protein 10 (IFN-g IP-10), tumor necrosis factor-alpha (TNF-α), Macrophage Inflammatory Protein-1 (MIP-1) and Monocyte Chemoattractant Protein-1 (MCP-1) in brilaroxazine treatment groups compared to placebo from baseline to end of treatment on Day 28. Overall, the reduction in proinflammatory cytokines in brilaroxazine groups was not statistically significant but numerically separated from placebo.

Phase 3 Trial (OL, Part 2) Overview

There were 446 stable schizophrenia patients 18 to 65 years old with mean PANSS total score of 69.5 were enrolled in Part 2 of the Phase 3 trial. The 52‑week OLE (Part 2) included subjects who rolled over from the 28‑day (4 -week) DB treatment (Part 1), as well as de novo subjects (subjects who met criteria for stable schizophrenia and had not received brilaroxazine earlier). All subjects who rolled over from the DB treatment to the OL treatment were on either 15 mg or 50 mg OD brilaroxazine or placebo OD in the Part 1 study. All subjects who entered the OL treatment phase – both rollover subjects and those enrolled de novo – began treatment with an appropriate dose of brilaroxazine (15 mg, 30 mg, or 50 mg OD) selected by the investigator based on each subject’s clinical presentation at the start of the extension. Investigators could then adjust the dose as needed throughout the study. The DMC met at regular intervals during the OL treatment phase of the study to review safety data.

Efficacy Results (Phase 3 OL, Part 2)

The PANSS total score was significantly reduced across all treatment groups from baseline to week 52 with nominal p<0.0001 and mean (SD) decrease of points -16.0 (11.08), ‑18.1 (12.37), -19.4 (15.84) and -18.0 (13.71) in brilaroxazine 15 mg, 30 mg, 50 mg and pooled dose groups, respectively (Figure 11). The treatment effect was dose-dependent, progressive and durable over 52 weeks (12 months) in stable schizophrenia patients.

Figure 11: Change in PANSS Total Scores from Baseline to Week 52 in Stable Schizophrenia Patients (RECOVER OLE, Part 2)

Besides PANSS total score, brilaroxazine showed statistically significant (P=<0.001) positive treatment effect on PANSS subscales for positive symptoms, negative symptoms, general psychopathology, excitement/agitation, social cognition and Marder factors, and PSP and CGI-S scores in brilaroxazine pooled dose group. The treatment effect was progressive and durable from baseline through end of treatment over 12 months in OLE (Part 2) and in rollover patients from DB (Part 1) to OLE (Part 2) over 13 months as presented in Table 3.

Table 3: Change in PANSS Total and subscales, Marder Factors, PSP and CGI‑S Scores from OL Baseline to Week-24 (6M) and Week-52 (12M) in Part 2, and from DB Baseline to Week-56 (13M) in rollover Patients from part 1 to Part 2 in Phase 3 Trial

Safety Results (Phase 3 OL, Part 2):

Overall, brilaroxazine at 15 mg, 30 mg, and 50 mg demonstrated a favorable safety and tolerability profile over 52 weeks of OL treatment.

Adverse events (Phase 3 OL, Part 2)

Brilaroxazine appeared to be well‑tolerated in all patients at all doses. The overall incidence of TEAEs during the 52‑week OL treatment phase was 280, which includes 85 (30.36%) in brilaroxazine 15 mg, 91 (32.5%) in brilaroxazine 30 mg and 104 (37.14%) in brilaroxazine 50 mg dose groups. Most TEAEs were mild and transient.

The number of participants with any TEAE during the 52‑week OL treatment phase were 166 (37.2%) , which includes 50 (35.7%) in brilaroxazine 15 mg, 49 (31.0%) in brilaroxazine 30 mg, and 67 (45.3%) in brilaroxazine 50 mg groups. Similarly, the number of participants in the study with mild TEAEs was 127 (28.5%), which includes 35 (25.0%) in brilaroxazine 15 mg, 40 (25.3%) in brilaroxazine 30 mg and 52 (35.1%) in brilaroxazine 50 mg group, whereas the moderate TEAEs observed in 35 patients (7.8%) includes 15 (10.7%) in brilaroxazine 15 mg, 7 (4.4%) in brilaroxazine 30 mg and 13 (8.8%) in brilaroxazine 50 mg groups, and the severe TEAEs observed in 4 patients (0.9%) includes none in brilaroxazine 15 mg, 2 (1.3%) in brilaroxazine 30 mg, and 2 (1.4%) in brilaroxazine 50 mg groups.

The number of participants with TEAEs considered related to the study treatments during the 52‑week OL treatment phase was 38 (8.5%), which included 6 (4.3%) in brilaroxazine 15 mg, 13 (8.2%) in brilaroxazine 30 mg, and 19 (12.8%) in brilaroxazine 50 mg groups.The number of participants in the study with related mild TEAEs considered was 29 (6.5%), which included 4 (2.9%) in brilaroxazine 15 mg, 12 (7.6%) in brilaroxazine 30 mg, and 13 (8.8%) in brilaroxazine 50 mg groups, whereas related moderate TEAEs were reported in 9 (2.0%) subjects, which included 2 (1.4%) in brilaroxazine 15 mg, 1 (0.6%) in brilaroxazine 30 mg, and 6 (4.1%) in brilaroxazine 50 mg groups; there were no related severe TEAEs to report during the 52‑week OL treatment phase in any study drug group.

TESAEs were reported during the 52‑week OL treatment phase in 5 (1.1%) of participants, which included 2 (1.4%) in brilaroxazine 15 mg, 1 (0.6%) in brilaroxazine 30 mg, and 2 (1.4%) in brilaroxazine 50 mg groups; but none were considered related to the study drug. One death (cardio‑respiratory arrest) occurred in brilaroxazine 50 mg dose group; it was assessed as not related to treatment.

Clinical and other safety evaluations (Phase 3 OL, Part 2)

Laboratory evaluations showed no clinically significant deviations or trends in hematology, chemistry, or urinalysis parameters across groups except favorable changes in serum prolactin and lipids.

The serum prolactin level elevated at the beginning of the study at baseline reduced to normal level across all dose groups in brilaroxazine over 6 months and the normal level was sustained across all dose groups in brilaroxazine through the end of treatment over 12 months.

Overall, favorable improvements in serum cholesterol total and LDL cholesterol levels were observed across all doses in brilaroxazine treatment over 6 months and the improvement trend was sustained through the end of treatment over 12 months.

Benign weight increase in the range of 0.32 to 0.62 kg and 1.26 to 1.88 kg was observed with brilaroxazine treatment over a period of 6 months and 12 months, respectively. The weight changes in brilaroxazine in 15 mg, 30 mg, 50 mg, and pooled dose groups over 12 months were benign but not dose dependent as the top dose 50 mg showed least weight gain (1.26 kg) compared to the middle dose 30 mg group (1.88 kg) and low dose 15 mg group (1.56 kg).

Favorable trends in sexual function were also observed both in female and male stable schizophrenia patients based on change in sexual function questionnaire (CSFQ) scores across all treatment groups from baseline to the end of treatment over 12 months.

No treatment‑emergent suicidal ideation or completed suicides incidents were reported in the study. There were no reports of notable changes in motor function AIMS, BARS and SAS rating total scores across all treatment groups of brilaroxazine (15 mg, 30 mg and 50 mg) from OL baseline through to the end of treatment over 12 months.

Vital signs, including blood pressure and heart rate were comparable to baseline values and no clinically significant differences appeared between brilaroxazine dose groups. There were no reports of drug induced liver injury (DILI) and ECG assessments revealed no clinically significant abnormalities or QT prolongation.

FDA Pre-NDA Meeting Feedback on Brilaroxazine Development for Schizophrenia Indication

In November 2025, we met with FDA regarding the potential submission of an NDA for brilaroxazine for the treatment of schizophrenia in adults and the associated data, and patient enrollment requirements. We received written feedback from FDA in December 2025. FDA informed us that it strongly encouraged us to conduct, prior to submission of an NDA, an additional Phase 3 trial that will be similar in design to the successfully completed RECOVER Phase 3 trial of brilaroxazine utilizing 30 mg and 50 mg doses of brilaroxazine. We indicated to FDA that we will conduct a Phase 3 study incorporating this feedback before submitting an NDA.

FDA also provided the us with guidance on, among other topics, methods of data analysis, methods of data presentation, and data requirements for studies of animal pharmacokinetics, human abuse potential, and renal and hepatic impairment.

We plan to initiate trial related activities for the RECOVER-2 Phase 3 study for brilaroxazine in schizophrenia (the “RECOVER-2 Trial”) in Q2-2026 and begin patient enrollment in the United States in Q3-2026. As previously reported, the FDA has already cleared the protocol for the RECOVER-2 Trial, and we currently expect study completion in Q4-2027. We anticipate that the RECOVER-2 Trial will be similar in design to our completed RECOVER Phase 3 trial of brilaroxazine.

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

The clinical community also uses the antipsychotic drugs (e.g., olanzapine, risperidone, quetiapine, and aripiprazole) for the treatment of BD, MDD, and/or ADHD. All these antipsychotics display pharmacological activities for dopamine (D) and serotonin (5-HT) receptors. The majority are selective for D2 and 5HT2A receptors, and may also be active for one or more of D4, 5HT1A, 5HT2B, and 5HT7 receptors. Brilaroxazine exhibits potent activity for D2 and 5HT2A receptors, and each of D4, 5HT1A, 5HT2B, and 5HT7 receptors are implicated as pharmacological targets for depression and cognitive impairment conditions.

Subject to the receipt of additional financing, we may proceed with Phase 2 studies for brilaroxazine in BD, MDD, and ADHD, potentially as early as the first half of 2027.

DEVELOPMENT OF BRILAROXAZINE FOR RESPIRATORY DISEASES

Development of brilaroxazine for Pulmonary Arterial Hypertension (PAH)

PAH is a progressive, debilitating condition characterized by pulmonary vascular resistance leading to right ventricular failure and death. According to an article published in 2016 in the journal The Lancet Respiratory Medicine, the global prevalence of PAH is estimated at 6.6 - 26.0 cases per million with 1.1 - 7.6 incidences per million adults per year. The same article indicates PAH is frequently diagnosed in older patients, particularly those 65 years and older. As presented in 2020, the National Organization for Rare Disorders (“NORD”) estimates PAH occurs 3 - 5 times more frequently in females than in males, and it tends to affect females between the ages of 30 and 60. Pursuant to a study published in 2012, post-diagnosis of PAH, survival rates are approximately 1 year in 85%, 3 years in 68%, and 5 years in 57% of patients, respectively (Benza RL et al, CHEST 2012, 142(2):448-456).

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

Current treatment involves influencing smooth muscle tone: 1 - inhibition of phosphodiesterase 5 (PDE-5) (e.g., sildenafil) and nitric oxide; 2 - antagonizing endothelin (e.g., bosentan); and 3 - providing exogenous prostacyclins (e.g., epoprostenol, iloprost, treprostinil) to address the reduced production of prostaglandin I2. Such treatments can reduce symptoms, improve the performance of activities of daily living, delay disease progression, and improve survival somewhat (e.g., epoprostenol). However, they fail to stem the ongoing cytoproliferative processes that significantly modify the pulmonary vascular structure and lead to progressive disease and/or the need for lung transplantation.

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

Brilaroxazine is a novel candidate for the management of PAH. As a potent antagonist of the 5-HT receptor, it possesses a high binding affinity for several relevant targets associated with PAH. These include 5-HT2A (2.5 nM), 5-HT2B (0.19 nM), and 5-HT7 (2.7 nM), as well as a moderate affinity for SERT (107 nM) in preclinical models.

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

The monotherapy MCT-induced model involved a 28-day treatment on single-agent brilaroxazine. On Day 0, adult male Wistar-Kyoto rats, randomized into five groups of 10 animals, received a single intravenous 60-mg/kg MCT dose. Subsequently, on Days 0 to 27, the rats were gavaged twice daily (BID) with vehicle (MCT+Veh; 5% glucose solution), brilaroxazine (1, 3, or 10 mg/kg), or sildenafil (50 mg/kg). On Day 28, during terminal surgery, investigators obtained blood samples, hemodynamic readings, and harvested tissues.

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

In the SuHx-induced PAH study, investigators gave brilaroxazine treatment for 21 days. On Day 0, 4 groups of adult male Wistar-Kyoto rats received a subcutaneous injection of Sugen 5416 (20 mg/kg). Investigators kept them at FiO2 of 10% (Days 0 - 21) and 21% (Days 22 - 35). During the treatment period starting at Day 14, rats were gavaged twice daily (BID) with vehicle (SuHx+Veh; 5% glucose solution), brilaroxazine (10 or 20 mg/kg; RP-10 and RP-20, respectively), or sildenafil 50 mg) on Days 14 to 35. On Day 35, during terminal surgery, investigators obtained blood samples, hemodynamic readings, and harvested tissues.

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

Considering the initial observations with brilaroxazine as a single-agent treatment in both the MCT and SuHx models in rats, we undertook an additional MCT study with this compound to evaluate its role as adjunctive therapy to standard PAH treatments (Bhat et al., 2018). In the same MCT model as previously described, investigators examined brilaroxazine as monotherapy and as an adjunct to current standards of PAH care (bosentan, sildenafil, treprostinil) (Figure 12A).

As a single agent, brilaroxazine produced functional and structural effects seen in the MCT+Veh group and was consistent with those seen in the initial monotherapy MCT study. Furthermore, these effects were like (and in some cases, better than) the standard treatments. As an adjunct to all treatments, brilaroxazine significantly (p<0.05) lowered mean and systolic pulmonary artery pressures and R.V. systolic pressure, and improved oxygen saturation, as compared with the untreated, induced animals. The combination of brilaroxazine and sildenafil displayed the most consistent and robust effects. The most notable was on pulmonary hemodynamics, respiratory parameters, and histopathologic changes (Figure 12B).

Figure 12. Effect of brilaroxazine Treatment in MCT (12A) and Sugen-Hypoxia (12B) Induced PAH in Rats

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

Treatment involves early referrals for lung transplantation, palliative care, and clinical trials. Limitations exist with various interventions, including commonly used agents (e.g., corticosteroids and immunosuppressants), and current guidelines do not support them. Clinical studies of two FDA approved treatments - Nintedanib (Ofev), and Pirfenidone (Esbriet) - have not demonstrated significant relief to functional decline and disease progression (Maher & Strek, Respiratory Research (2019)). Hence, we believe survival continues as an unmet need.

Various studies have implicated 5HT in the pathophysiology of IPF. It exerts a vasoactive effect on pulmonary arteries and stimulates lung myofibroblast actions. Pulmonary 5-HT appears to mediate effects through 5-HT2A/2B/7 receptors.

Brilaroxazine is a new candidate for the management of IPF. As a potent antagonist of the 5-HT receptor, it possesses a high binding affinity for several relevant targets associated with IPF. These include 5-HT2A (2.5 nM), 5-HT2B (0.19 nM), and 5-HT7 (2.7 nM), as well as a moderate affinity for SERT (107 nM) in preclinical models.

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

Brilaroxazine treatment influenced multiple functional, histological, and cytokine parameters reflective of pulmonary fibrosis. Animals in the brilaroxazine Day 0 group displayed a significant reduction in respiratory resistance (P<0.05). Those in Day 10 group showed improvement (P=0.10). Brilaroxazine interventions produced a significant diminution in the concentration of hydroxyproline (P<0.05, Day 0; P<0.01, Day 10). Lung weights, which increased in the vehicle group suggesting the presence of edema, were significantly lower in the brilaroxazine Day 0 group (P<0.05). From the BALF samples, total cell count (inflammation) was lower in both brilaroxazine groups (P<0.05), as well as total protein content (edema) in the brilaroxazine Day 0 group (P<0.05). Ashcroft Score from stained lung tissue reflected a significant reduction in the lung parenchymal fibrotic changes in the Day 0 group (P<0.001). Concerning the percentage of fibrosis areas measured with Masson’s trichrome staining, the Day 0 brilaroxazine group significantly reduced these changes (P<0.001), as compared with the vehicle group (Figure 9B). Furthermore, the Day 0 group showed significantly improved blood oxygen levels (P<0.05). Both groups induced a diminution of blood lactate levels (P<0.01, Day 0; P<0.05, Day 5). Finally, both brilaroxazine groups reduced proinflammatory and fibrotic cytokines, with significant effects on MCP-1 (P<0.05, Day 0), IP10 (P<0.01, both brilaroxazine interventions), and RANTES (P<0.01, both brilaroxazine interventions).

Figure 13. Effect of brilaroxazine (RP5063) as a Monotherapy and Co-administered with Standard of Care Nintedanib and Pirfenidone in Bleomycin (BLM) Induced IPF in Rats

A follow-up preclinical study utilized the same BLM-induced model and methods. This study evaluated the effect of brilaroxazine (15 mg/kg twice daily) in combination with either nintedanib or pirfenidone (both dosed at 100 mg/kg once daily). Both nintedanib and pirfenidone are the current standard of care for patients with IPF. Single-agent treatment with nintedanib and pirfenidone (both dosed at 100 mg/kg once daily) served as controls. Treatment started on Day 7 following BLM-induction and continued until Day 20. Terminal surgery occurred on Day 21, in which harvesting lung tissue and collecting of BALF occurred. Similar histological investigations evaluated the effects of treatment on mitigating the development of fibrosis via BLM-induction.

Figure 14. Effect of brilaroxazine Treatment in Bleomycin (BLM) Induced IPF in Rats

Brilaroxazine, as an adjunct to nintedanib and pirfenidone, significantly augmented the functional and histological effects of nintedanib and pirfenidone, two standard treatments for IPF, as evidenced by reduction in hydroxyproline level (Fig 13A) and fibrosis (Fig 13B) in the lungs. The brilaroxazine treatment demonstrated a reduction in respiratory resistance (P<0.05), an increase in blood oxygenation P<0.05), and an improvement in survival rate (95%), as compared with vehicle control (62%) (Figure 14). Furthermore, brilaroxazine, as an adjunct, mitigated lung fibrosis, and collagen disposition, the hallmarks of pulmonary fibrosis, as evidenced by the significantly (P<0.001) reduced concentration of hydroxyproline in the lungs produced by the treatment combinations, as compared with vehicle control.

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

Subject to the receipt of additional financing, we may also develop clinical protocols and proceed with a Phase 2 clinical trial for brilaroxazine in IPF.

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

Depression is a debilitating illness characterized by symptoms like anhedonia, depressed mood leading to suicidal thoughts, impaired cognitive functions, slowing of speech, and other actions. The NIMH estimated the prevalence of MDD among U.S. adults aged 18 or older at 17.3 million in 2017. NIMH also indicated the prevalence was higher among females (8.7%) compared to males (5.3%). Although there are many antidepressants in the market, an article published in 2003 indicates clinicians believe that approximately 50 - 60% of patients do not respond to the therapy (Fava M. Biological Psychiatry 2003, 53:649-659), which we believe reflects an unmet need to develop novel therapeutics to combat depression. The persistence of anhedonia originating from depressed dopaminergic activity is one of the most treatment-resistant symptoms of depression. Currently, six major classes of antidepressant drugs, which target mainly monoamine transporters serotonin (SERT) and norepinephrine transporters (NET), are available. Therefore, though leaders have hypothesized that triple reuptake inhibitors (TRIs), with their potency to block dopamine reuptake by blocking dopamine transporter (DAT), in addition to serotonin transporter (SERT) and norepinephrine transporter (NET) should produce higher efficacy.

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

RP1208 Preclinical Studies for Depression and Obesity

We evaluated the antidepressant activity of RP1208 in the tail-suspension test in the mouse model. The tail-suspension test is a mouse behavioral test useful in the screening of potential antidepressant drugs, and assessing other manipulations that investigators expect to affect depression-related behaviors. Mice are suspended by their tails with tape, in such a position that they cannot escape or hold on to nearby surfaces. During this test, typically six minutes in duration, the resulting escape-oriented behaviors are quantified. A tail-suspension test is a valuable tool in drug discovery for high-throughput screening of prospective antidepressant compounds.

The tail-suspension test in male BALB/c mice with 1, 3, 10, and 30mg/kg doses evaluated the antidepressant activity of RP1208. Venlafaxine, an approved antipsychotic drug, 60 mg/kg, was the positive control in the study. RP1208 has shown statistically robust significant reduction in immobility time at 3 mg/kg (p = <0.05), 10 mg/kg (p = <0.01), and 30 mg/kg (p = <0.001) doses. The antidepressant activity of RP1208, as measured by reduction in immobility time at different dose levels, was dose-dependent with no adverse effects (Figure 15).

Subject to the receipt of additional financing, we may also advance the development of RP1208 for depression and obesity.

Figure 15. Effect of RP1208 in Immobility Time in Male BALB/c Mice in Tail Suspension Test

MARKET

The estimated market opportunities for Reviva’s clinical and preclinical programs are summarized in Table 4.

Table 4. Estimated Market Opportunities for Reviva’s Clinical and Preclinical Programs

Psychiatric Disorders

Schizophrenia: Schizophrenia is a complex debilitating psychiatric disease involving a mix of positive and negative symptoms, along with mood disorder (e.g. depression and anxiety) and cognitive impairment. As presented in 2020, SARDAA estimates schizophrenia can be found in approximately 1.1% of the world’s population, regardless of racial, ethnic or economic background, with approximately 3.5 million people diagnosed in the U.S. Schizophrenia imposes substantial burden on patients, their families and overall society. Treatment and other economic costs due to schizophrenia are enormous, estimated by SARDAA to be between $32.5 and $65 billion annually. Antipsychotic drugs are the first-line treatment for patients with schizophrenia. Increasing awareness among patients and physicians in the field of mental health, particularly schizophrenia is likely to increase the penetration of antipsychotic drugs in the market. Currently, second and third-generation antipsychotics capture significant market share. Pipeline drugs undergoing clinical trials intend to block specific subtypes of serotonin and dopamine receptors which would help to mitigate the symptoms and address unmet medical needs. According to a 2025 market research report from IMARC Group, the schizophrenia market reached a value of $9.90 billion across the top 7 markets (US, EU, UK, and Japan) in 2024 and is expected to reach $15.90 billion by 2035, exhibiting a growth rate (CAGR) of 4.20% during 2025-2035 (Table 4).

Bipolar Disorder (BD): Bipolar disorder, a medical illness with substantial morbidity and mortality, involves episodic, recurrent mania or hypomania, and major depression. An article published in 2018 in the journal Therapeutic Advances in Psychopharmacology estimates that the global prevalence of bipolar spectrum disorders is approximately 2.4%, with approximately 0.6% for bipolar I and approximately 0.4% for bipolar II. The same journal article indicates prevalence of bipolar I in the U.S. has been found to be 1%, slightly higher than in other countries. In recent years, the general public awareness of the symptoms and treatment of BD is on the rise. Typically, the treatment for BD is for a lifetime. Antipsychotic drugs are the standard of care for patients with BD. According to a 2025 article from Towards Healthcare, the global bipolar disorder treatment market size was calculated at $9.74 billion in 2025 and is predicted to reach $15.67 billion by 2034, expanding at a CAGR of 5.43% from 2025 to 2034 (Table 4).

Major Depressive Disorder (MDD): Major depressive disorder is a common, chronic, recurrent, and debilitating psychiatric condition, leading to significant impairments in personal functional capacities. MDD is one of the most common mental disorders in the United States. NIMH has estimated the prevalence of MDD among U.S. adults aged 18 or older at 17.3 million in 2017. NIMH also indicated the prevalence was higher among females (8.7%) compared to males (5.3%). Antipsychotic drugs are standard of care either as a monotherapy or as an adjuvant treatment for patients with MDD. According to a 2025 report from Future Market Insights, the estimated global drugs market size for the treatment of MDD is expected to grow from $12.0 billion in 2025 to $15.8 billion by 2035 with a global compound annual growth rate (CAGR) of around 2.6% from 2025 to 2035 (Table 4).

Depression: Depression is a highly prevalent global mental health issue affecting over 264 million people, with an annual rate exceeding 8% in American adults. It is caused by a complex interaction of genetic, biological, due to imbalance in neurotransmitters (dopamine, serotonin and norepinephrine), and psychosocial factors, including stressful life events, trauma, and chronic illness. According to a 2025 report from Emergen Research, the depression treatment Market size was valued at approximately USD $14.2 billion in 2024 and is projected to reach nearly USD $26.9 billion by 2034, registering a CAGR of 6.6% over the forecast period.

Attention-Deficit/Hyperactivity Disorder (ADHD): Attention-deficit/hyperactivity disorder is a lifespan neurodevelopmental disorder, which typically manifest early in development, characterized by severe difficulties maintaining attention, coupled with impulsivity and hyperactivity (American Psychiatric Association, 2013). Other related secondary symptoms of ADHD may be social, emotional, and learning impairments, and comorbidity with psychiatric disorders such as disruptive behavioral disorders, depression and anxiety disorders is relatively high. The ADHD features are displayed in a persistent pattern that is pervasive across multiple settings and causes substantial functional impairment of personal, social, academic, or occupational functioning. An article published in Lancet 2020 reported worldwide estimated prevalence of ADHD is 5.29%. According to a 2025 report from Polaris Market Research, the estimated global drugs market size for the treatment of ADHD is estimated to reach approximately $30.2 billion by the year 2034.

Inflammatory Diseases

Psoriasis: Psoriasis is a chronic, non-contagious, immune-mediated disease driven by genetic factors and environmental triggers (e.g., infections, stress, skin injuries) that cause rapid, dysfunctional skin cell buildup. It affects 0.2%–4.8% of the global population, with over 8 million Americans affected, and is most common in adults, often appearing between 15 and 30 years old. According to a 2025 report from Precedence Research, the global psoriasis treatment market size is accounted at $34.1 billion in 2025 and is predicted to increase approximately $68.2 billion by 2034, expanding at a CAGR of 8% from 2025 to 2034 (Table 4).

Pulmonary Arterial Hypertension (PAH): Pulmonary arterial hypertension is a progressive, debilitating condition characterized by pulmonary vascular resistance leading to right ventricular failure and death. According to an article published in 2016 in the journal The Lancet Respiratory Medicine, the global prevalence of PAH is estimated at 6.6 - 26.0 cases per million with 1.1 - 7.6 incidences per million adults per year. The same article indicates PAH is frequently diagnosed in older patients, particularly those 65 years and older. As presented in 2020, NORD estimates PAH occurs 3 - 5 times more frequently in females than in males, and it tends to affect females between the ages of 30 and 60. Pursuant to a study published in 2012, post-diagnosis of PAH, survival rates are approximately 1 year in 85%, 3 years in 68%, and 5 years in 57% of patients, respectively (Benza RL et al, CHEST 2012, 142(2):448-456). We believe the PAH treatment market may exhibit growth as drivers accountable for the potential market growth include a globally growing older population coupled with causative diseases including interstitial lung diseases (ILD), human immunodeficiency virus (HIV) infection, connective tissue disorders, chronic liver diseases, sedentary lifestyle and other idiopathic conditions. The presence of favorable government support in the U.S. such as Orphan Drug Act (ODA) 1983 and the Rare Disease Act (RDA) of 2002 to facilitate the development of orphan drugs with benefits including tax incentives (reduced taxes/tax credits equal to half of the development costs), clinical research subsidies, and improved patent protection and marketing rights. According to a 2025 report from Precedence Research, the global PAH treatment market size is calculated at $8.5 billion in 2025 and is predicted to increase approximately $13.5 billion by 2034 registering a notable CAGR of 5.30% from 2025 to 2034 (Table 4).

Idiopathic Pulmonary Fibrosis (IPF): Idiopathic pulmonary fibrosis is a chronic, progressive, and fatal lung disease. In 2019, Medscape reported the worldwide prevalence of IPF is estimated at 20 cases per 100,000 persons for males and 13 cases per 100,000 persons for females. Medscape also reported that in the U.S., the prevalence among individuals aged 50 years or older ranges from 27.9 to 63 cases per 100,000. Medscape also reported, for patients suffering from IPF, the estimated mean survival is 2 - 5 years from the time of diagnosis and that mortality rates are estimated at 64.3 deaths per million in men and 58.4 deaths per million in women. IPF involves chronic inflammation and progressive fibrosis of the alveoli. This pathology leads to destroyed lung architecture, reduced lung capacity, impaired oxygenation, and a decline in lung function. Treatment involves the FDA approved drugs nintedanib (Ofev), and pirfenidone (Esbriet), lung transplantation and palliative care. According to a 2025 report from Straits Research, the global idiopathic pulmonary fibrosis market size was valued at $4.5 billion in 2024 and is projected to reach $8.6 billion by 2033, growing at a CAGR of 7.35% during the forecast period from 2025 to 2033 (Table 4).

Obesity: Obesity is a chronic, relapsing disease with over 1 billion people affected globally as of 2022, representing 13% of the world's population. Etiology of obesity is rarely caused by a single factor but rather a combination of behavioral & environmental factors, genetic factors, medical conditions, medications and chronic Stress. Obesity can be a major risk factor for non-communicable diseases, including type 2 diabetes, cardiovascular diseases, and various cancers. According to a 2025 report from IQVIA, the global anti-obesity medications market size was valued at $30+ billion in 2024 and is projected to reach $130 billion by 2034, growing at a CAGR of 13-15% during the forecast period from 2024 to 2034 (Table 4).

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

Manufacturing and Supply

We have developed and validated a good manufacturing practice (“GMP”), process to manufacture the active pharmaceutical ingredient (“API”) for our brilaroxazine (RP5063) drug candidate through contract manufacturers. We have an API contract manufacturer to produce bulk batches under GMP for our anticipated clinical studies and anticipate entering into agreements to produce sufficient API required prior to submitting a New Drug Application (“NDA”) filing with the FDA. We do not own or operate manufacturing facilities for the production of brilaroxazine. We expect to depend on third-party suppliers and manufacturing organizations for all our clinical trial quantities of raw materials and drug substances. We believe there are readily available supplies of all raw materials necessary for the manufacture of brilaroxazine and RP1208.

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

We also own additional brilaroxazine granted patents and pending patent applications for additional indications. We own attention hyperactivity disorder patents in the U.S., which will expire in 2035. We own pulmonary arterial hypertension patents in the U.S., Europe, China, Japan, and Hong Kong; all of which will expire in 2036. We own pulmonary fibrosis patents in the U.S., China, Europe, Japan, and Hong Kong, and pending applications in Brazil, which are all expected to expire in 2038.

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

We also own additional brilaroxazine granted patents and pending patent applications for additional indications such as attention hyperactivity disorder (U.S. Patent No. 9,907,803, which will expire in 2036), pulmonary arterial hypertension (U.S. Patent No. 10,441,590, Japanese Patent No. 6787926, Chinese Patent No. CN107206007B, European Patent No. 3244896, and Hong Kong Patent No. 1244448); all of which will expire or are expected to expire in 2036), and pulmonary fibrosis (Chinese Patent No. 111770755, Japanese Patent No. 7343910, European Patent No. 3749324, Hong Kong Patent No. 40038590, US Patent No. 12,053,477, and pending application in Brazil, which are expected to expire in 2038).

We further own three US patents (U.S. Patent Nos. 8,207,163; 8,247,420; 8,575,185; all of which will expire in 2030) directed to composition and use of compounds related to brilaroxazine.

We also have two US provisional applications pending, directed to a new formulation of brilaroxazine and a method of using brilaroxazine for treating a new indication.

We also have one US application pending, directed to a new composition of brilaroxazine.

We intend to continue to file patent applications to cover additional patentable aspects of brilaroxazine including new indications and to endeavor to exclude competitors from entering the field.

RP1208 may be our second intended commercial product. The RP1208 patents include composition of matter, and methods of use in treating depression and obesity. Three RP1208 patents have been granted in the U.S. RP1208 patents have also been granted in the following foreign countries: Australia, Canada, China, Columbia, Germany, Spain, France, Great Britain, Hong Kong, India, Italy, Mexico, Malaysia, Philippines, Russia, Singapore, Thailand, and South Africa. We believe that our patent portfolio provides good protection of RP1208. The first RP1208 US patents will expire in 2033 and may be extendable up to 2038. The other two RP1208 continuation US patents will expire in 2032. All foreign RP1208 granted patents will expire or are expected to expire in 2032. If and when RP1208 receives regulatory approval, we intend to apply for patent term extensions on patents covering RP1208 in any jurisdiction where patent term extension is available.

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

The FDA regulates, among other things, the research, manufacture, promotion and distribution of drugs in the U.S. under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and other statutes and implementing regulations. The process required by the FDA before prescription drug product candidates may be marketed in the U.S. generally involves the following:

•	completion of extensive nonclinical laboratory tests, animal studies and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice regulations;
•	submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before human clinical trials may begin;
•

performance of adequate and well-controlled human clinical trials in accordance with the FDA’s regulations, including Good Clinical Practices, to establish the safety and efficacy of the product candidate for each proposed indication;

•	showing that a contemplated drug product can be formulated, tested and manufactured in compliance with quality control rules;
•	submission to the FDA of an NDA for drug products, or a Biologics License Application (“BLA”), for biologic products;

•	satisfactory completion of a pre-approval inspection by the FDA of the manufacturing facilities at which the product is produced to assess compliance with current GMP (“cGMP”) regulations; and
•	the FDA’s review and approval of the NDA or BLA prior to any commercial marketing, sale or shipment of the drug.

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

Human clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined.

•

Phase 1 clinical trials typically involve the initial introduction of the product candidate into healthy human volunteers. In Phase 1 clinical trials, the product candidate is typically tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics.

•

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

•

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

New Drug Applications

Assuming successful completion of the required clinical trials, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA (or BLA, in the case of a biologic product). An NDA or BLA also must contain extensive manufacturing information, as well as proposed labeling for the finished product. An NDA or BLA applicant must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP. The manufacturing process must be capable of consistently producing quality products within specifications approved by the FDA. The manufacturer must develop methods for testing the quality, purity and potency of the final product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life. Prior to approval, the FDA will conduct an inspection of the manufacturing facilities to assess compliance with cGMP.

The FDA reviews all NDAs and BLAs submitted before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA or BLA must be resubmitted with additional information and is subject to review before the FDA accepts it for filing. After an application is filed, the FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers them carefully when making decisions. The FDA may deny approval of an NDA or BLA if the applicable regulatory criteria are not satisfied. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA or BLA. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require us to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA or BLA approval, and may require surveillance programs to monitor the safety of approved products which have been commercialized. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety or efficacy questions are raised after the product reaches the market.

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

A product can receive Breakthrough Therapy Designation if it is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A Breakthrough Therapy Designation conveys all the features of Fast Track Designation in addition to more intensive FDA guidance on an efficient development program, organizational commitment involving senior managers, and eligibility for priority review. Specifically, the FDA intends to expedite the development and review of a Breakthrough Therapy, where appropriate, intensively involving senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review. Where appropriate, the FDA also intends to assign a cross-disciplinary project lead for the review team to facilitate an efficient review of the development program. The FDA notes that a compressed drug development program still must generate adequate data to demonstrate that the drug or biologic meets the statutory standard for approval. Omitting components of the development program that are necessary for such a determination can significantly delay, or even preclude, marketing approval.

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

An application for a product candidate may be eligible to obtain Priority Review Designation if it is intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. A Priority Review Designation means FDA’s goal is to act on the marketing application within six months (compared to ten months under standard review) of the 60-day filing date. Priority Review Designation does not change the standards for approval but may expedite the review process.

Other Regulatory Requirements

Maintaining substantial compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Drug manufacturers are required to register their establishments with the FDA and certain state agencies, and after approval, the FDA and these state agencies conduct periodic unannounced inspections to ensure continued compliance with ongoing regulatory requirements, including current good manufacturing practice regulations (cGMPs). In addition, after approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. The FDA may require post-approval testing and surveillance programs to monitor safety and the effectiveness of approved products that have been commercialized. Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including:

•	compliance with cGMPs;
•	record-keeping requirements;
•	reporting of adverse experiences with the drug;
•	providing the FDA with updated safety and efficacy information;
•	reporting on advertisements and promotional labeling;
•	drug sampling and distribution requirements; and
•	complying with electronic record and signature requirements.

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

The Impact of New Legislation and Amendments to Existing Laws

The FDCA is subject to routine legislative amendments with a broad range of downstream effects. In addition to new legislation, such as the FDA Reauthorization Act of 2017 or the FDASIA in 2012, Congress introduces amendments to reauthorize drug user fees and address emerging concerns every five years. We cannot predict the impact of these new legislative acts and their implementation of regulations on our business. The programs established or to be established under the legislation may have adverse effects upon us, including increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. In addition, the FDA’s regulations, policies and guidance are often revised or reinterpreted by the agency or the courts in ways that may significantly affect our business and products.

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
●

we will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may not be able to complete the development and commercialization of brilaroxazine or RP1208 and we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations, or make changes to our operating plan, or curtail or cease operations;

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

●

we have identified material weaknesses in our internal control over financial reporting as of December 31, 2025. If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock;

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

●

we are currently listed on the Nasdaq Capital Market. If we fail to regain and maintain compliance with the requirements of The Nasdaq Capital Market for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted;

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

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. We have never generated any revenues and cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses through the projected commercialization of brilaroxazine and RP1208. For the year ended December 31, 2025, we reported a loss of $19.9 million and a negative cash flow from operations of $24.6 million. We had an accumulated deficit of $184.1 million and had cash and cash equivalents of $14.4 million as of December 31, 2025.

Brilaroxazine has not been approved for marketing in the United States and may never receive such approval. We need to conduct our planned RECOVER-2 Phase 3 Trial, which will be expensive and require substantial resources to complete. Additionally, further resources will be required in connection with regulatory processes to seek approval of brilaroxazine for schizophrenia and, if approved, to prepare for product launch and marketing. Further, although  RP1208 may be in IND enabling studies for depression and may be in animal efficacy studies for obesity within a short time frame following the receipt of adequate additional financing, it is not currently in an IND-enabling study or animal efficacy study, respectively, and may never meet the requirements for filing an IND. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to produce revenue and achieve profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our product candidates manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercializes our product candidates. If we do not successfully obtain regulatory approval to market our product candidates, our revenues will be dependent, in part, upon, among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for our product candidates and whether we own the commercial rights for that territory. If the indication approved by regulatory authorities is narrower than we expects, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the timing of our clinical results and our ability to raise capital and continue operations.

We expect our research and development expenses to be significant in connection with the following ongoing and planned research:

●

further studies in connection with our clinical development plan for brilaroxazine for schizophrenia, including completion of remaining activities associated with our 1-year open label extension (OLE) trial evaluating long-term safety and tolerability, and initiating and conducting our planned registrational RECOVER-2 Trial;

●	Phase 2 studies for the treatment of PAH, IPF, BD, MDD, AD, PD, ADHD/ADD;
●	pre-clinical studies and clinical studies for RP1208 for the treatment of depression and obesity.

Further, we will require substantial additional capital to proceed with the planned research described above. See "Risks Related to Our Business, Financial Position and Capital Requirements — We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may not be able to complete the development and commercialization of brilaroxazine or RP1208 and we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations."

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

We have recognized recurring losses, and as of December 31, 2025, had an accumulated deficit of $184.1 million. We anticipate operating losses to continue for the foreseeable future due to, among other things expenses related to ongoing activities to research, develop and commercialize our product candidates. We expect the cash and cash equivalents of $14.4 million at December 31, 2025 to be insufficient to meet our operating and capital requirements at least 12 months from the filing of this Annual Report on Form 10-K. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

We face risks related to health epidemics and outbreaks, including any future health crises, pandemics or other widespread health crises or similar events, which could adversely impact our business, including our clinical trials.

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

As a result of the COVID-19 pandemic, we previously experienced, and in the event of any future outbreaks, epidemics or widespread health crises or similar events, may experience disruptions that could severely impact our business and clinical trials. The effects of any health crises in the future, such as future resurgence or new strains or outbreaks, and the potential effects on our business and operations are uncertain. The impacts of potential future health crises could pose the risk that we or our employees, suppliers, future customers in the event of product approval, and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. This could disrupt our ability to operate our business, including producing drug product and administering our preclinical and clinical studies. In addition, fluctuations in demand and other implications associated with the COVID-19 pandemic previously resulted in, and similar crises could in the future result in, certain supply chain constraints and challenges in the broader markets and economy generally, which could impact our business and supply sources.

We will require substantial additional capital to finance operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may not be able to complete the development and commercialization of brilaroxazine or RP1208 and we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations, or make changes to our operating plan, or curtail or cease operations.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for, and commercialize brilaroxazine and RP1208. We will require substantial additional capital to, among other things, further advance the brilaroxazine program, including conducting additional clinical and regulatory development activities (including our planned RECOVER-2 Phase 3 trial for brilaroxazine in schizophrenia and planned filing of an NDA thereafter) and potential commercialization activities necessary to potentially bring brilaroxazine to market for the treatment of acute and maintenance schizophrenia, if approved, and to continue the development of brilaroxazine for PAH, IPF, BD, MDD, AD, PD, ADHD/ADD and other potential indications, and to continue the development of RP1208 for the treatment of depression and obesity. No assurance can be given that such additional capital will be available on terms acceptable to us, if at all. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our planned development programs or any future commercialization efforts. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because the length of time and activities associated with successful development of brilaroxazine and RP1208 is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership may experience substantial dilution, the trading price of our common stock may decline, and the terms of these securities may include liquidation or other preferences that adversely affect then-existing stockholders’ interests. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

As of December 31, 2025, we had fourteen employees, and we are highly dependent on our management personnel, especially Laxminarayan Bhat, our Chief Executive Officer and Narayan Prabhu, our Chief Financial Officer. We expect to hire a significant number of additional employees for our managerial, clinical, scientific, operational, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management has no prior experience in managing these growth activities and may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to such activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize brilaroxazine and RP1208 and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We may seek to enter into strategic alliances or collaborative arrangements with pharmaceutical companies or other industry participants in order to advance our development of brilaroxazine or, in the future, RP1208 or other product candidates, and to reduce our costs of development. If we seek such alliances or collaborative arrangements, we may not be able to negotiate such alliances or collaborative arrangements on acceptable terms, if at all. We face significant competition from other biopharmaceutical companies for appropriate partners in such alliances or arrangements. Furthermore, if we are successful in entering strategic alliances or collaborative arrangements, we may not be able to maintain such alliances or arrangements for a sufficient amount of time to commercialize brilaroxazine, RP1208 or other product candidates, or such alliances or arrangements may not result in successful development of our products. If we seek suitable alliances or arrangements but then fail to create or to maintain these, we may have to limit the size or scope of, or delay, our development of brilaroxazine, RP1208 or other future product candidates. If we elect to fund our development or research programs on our own, we will have to increase our expenditures and will need to obtain additional funding, which may be unavailable or available only on unfavorable terms. See "Risks Related to Our Business, Financial Position and Capital Requirements — We will require substantial additional capital to finance operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may not be able to complete the development and commercialization of brilaroxazine or RP1208 and we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations, or make changes to our operating plan, or curtail or cease operations.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2025. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

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

As more particularly described in this Annual Report on Form 10-K below in “Part II. Item 9A. Controls and Procedures.” we have identified material weaknesses in our internal control over financial reporting as of December 31, 2025, including (i) an entity-level material weakness involving an ineffective control environment, including an insufficient number of personnel with an appropriate level of knowledge and experience to create the proper environment for effective internal control over financial reporting, and not maintaining the other components of the Committee of Sponsoring Organizations of the Treadway Commission framework, including appropriate risk assessment, control activities, information and communication, and certain monitoring activities components, and (ii) the entity-level material weaknesses contributed to other material weaknesses within our system of internal control over financial reporting, including (a) we did not design and maintain effective information technology (IT) general controls for certain information systems supporting our key financial reporting processes, and (b) we did not design and maintain effective process-level controls, which affects substantially all account balances and disclosures. These material weaknesses have a pervasive impact and consequently, impact control activities over all financial statement account balances, classes of transactions, and disclosure. We are committed to continuing to improve our internal control over financial reporting. As of the date hereof, we have commenced procedures to remediate the material weaknesses. We will continue to monitor the design and effectiveness of these procedures and controls and make any further changes we determine appropriate. However, these material weaknesses will not be considered remediated until the applicable remedial actions have been fully implemented and we have concluded that these controls are operating effectively for a sufficient period of time.

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

Specifically, prior to and in connection with the closing of our Business Combination, our predecessor company, Tenzing, issued public warrants to purchase 316,250 shares (the "Public Warrants”) and liability classified private-placement warrants to purchase 27,816 shares (the "Private Warrants”). For a full description of the Public Warrants and the Private Warrants, refer to (i) the registration statement on Form S-4 (File No. 333-245057), filed in connection with the Business Combination, declared effective by the SEC on November 10, 2020 and (ii) our "Description of Securities” included as Exhibit 4.1 to this Annual Report on Form 10-K. Each of the Public Warrants and Private Warrants entitles the holder to purchase one share of our common stock at a price of $230 per share, subject to adjustment. We originally classified the Public Warrants and the Private Warrants as equity in our previously issued audited consolidated balance sheet as of December 31, 2020, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and the related notes (collectively, referred to as the "Financial Statements") included in our Annual Report on Form 10-K filed on March 22, 2021.

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

We have reviewed the Statement and the terms of our Public Warrants and Private Warrants with our third-party technical accounting advisor and our independent auditors and management has concluded that the Private Warrants should be reclassified as liabilities measured at fair value, which will result in non-cash gains or losses from changes in fair value reported each period in earnings. Management notes the above referenced Public Warrants and Private Warrants expired on December 14, 2025 and are no longer outstanding as of December 31, 2025.

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

The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates or fluctuations in these metrics, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about legal and regulatory changes, including potential changes to tax laws, and new or increased tariffs and the potential for retaliatory tariffs and “trade wars” and consequential effects on the economy, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, the ongoing military conflict in the Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

In 2023, the closures of Silicon Valley Bank ("SVB”) and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (the "FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of market participants to access near-term working capital needs, and create additional market and economic uncertainty. Since the March 2023 failure and FDIC takeover of SVB and the inability of its customers to readily access their cash deposits, there has been a heightened risk and greater focus on the potential failures of other banks in the future. As of December 31, 2025, we maintained all of our cash with three financial institutions, including SVB, and certain of our cash balance with these financial institutions were in excess of the FDIC insurance limit. If these banks fail in the future, we may not be able to immediately (or ever) recover our cash in excess of the FDIC insured limits which would adversely impact our operating liquidity and could negatively impact our operations, results of operations and financial performance.

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

We and our current and future third-party collaborators may rely on government programs or agencies, such as the NIH, as a source of grant funding for scientific research relevant to our product candidates. Funding from government agencies such as the NIH can fluctuate and is subject to the political process, which is often unpredictable. For example, on February 7, 2025, the NIH issued Notice Number NOT-OD-25-068, a guidance document pronouncing that funding in NIH grants to cover certain indirect costs would be capped at 15% for existing and future grant recipients, a rate that is substantially lower than the existing rates. As of February 2026, it remains uncertain how indirect costs will be handled in NIH grants. Reductions in NIH grants to us and our third-party collaborators may adversely impact our ability to develop our existing product candidates and our ability to identify new product candidates.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make or the first to file the inventions claimed in our owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In connection with the patent position, we initiated and are currently a party of a derivation proceeding in the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO, against a third party, in which we claim that an earlier application filed by a third party claiming a brilaroxazine form was derived from us and was filed without our authorization. Moreover, in the future, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved opposition, additional derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation, including the current derivation proceeding, could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. We are aware of a pending patent application filed by a third party claiming a brilaroxazine form, which we initiated and are currently a party of a derivation proceeding in PTAB of USPTO, in which we claim that the related claims in the third-party patent application were derived from us and the third-party patent application was filed without our authorization.

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

Risks Related to Our Securities

We are currently listed on The Nasdaq Capital Market. If we fail to regain and maintain compliance with the requirements of The Nasdaq Capital Market for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on Nasdaq. On May 13, 2025, we received a notice from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that we were not in compliance with the requirement under Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “Bid Price Requirement”). We were provided a compliance period of 180 calendar days from the date of the notice, or until November 10, 2025, to regain compliance with the Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On November 11, 2025, we received a letter from Nasdaq indicating that, based upon our not having regained compliance with the Bid Price Requirement and our ineligibility for a second 180 calendar day compliance period, the Staff had determined to delist our securities from Nasdaq unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing before the Panel, which was held on January 8, 2026. At the Panel hearing, we requested an extension within which to evidence compliance with the Bid Price Requirement and the Staff has granted our request for an exception to demonstrate compliance with the Bid Price Requirement for continued listing through March 27, 2026 (the “Exception”).

On March 9, 2026, we implemented a one-for-twenty (1:20) reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of common stock. However, following the Reverse Stock Split and as of the filing of this Annual Report on Form 10-K, our common stock has again traded at a price below $1.00 per share. To regain compliance with the Bid Price Requirement, the closing bid price of our common stock must be at least $1.00 for a minimum of 10 consecutive business days, subject to the Panel’s discretion to extend such 10-day period.

Pursuant to the Exception, we are required to, and fully intend to, provide the Panel with prompt notification of any significant events that occur during the Exception period that may affect our compliance with Nasdaq requirements, including any event that may call into question our ability to satisfy the terms of the Exception. The Panel has reserved the right to reconsider the terms of the Exception based on any event, condition or circumstance that exists or develops that would, in the Panel’s opinion, make continued listing of our securities on Nasdaq inadvisable or unwarranted, including any additional reverse stock split within one year following the Reverse Stock Split if our common stock fails to meet the Bid Price Requirement. As a result of the trading of our common stock at a price below $1.00 per share, we have requested a further extension from the Panel through May 11, 2026. There can be no assurance that the Panel will grant our request or that we will be able to evidence compliance with the Bid Price Requirement within any extension period that has been or may be granted by the Panel or that we will be able to achieve or maintain compliance with the Bid Price Requirement and/or the other applicable Nasdaq listing requirements. In the event the Panel does not grant our extension or if we cannot achieve or maintain compliance with the Bid Price Requirement and/or the other applicable Nasdaq listing requirements, our common stock would be delisted from Nasdaq and our common stock would commence trading on the over-the-counter markets.

We must satisfy Nasdaq’s continued listing requirements, including, among other things, the Bid Price Requirement, or risk delisting, which could have a material adverse effect on our business. In addition, Nasdaq has recently proposed a new listing rule that, if approved, would require listed companies to maintain a market value of listed securities of a minimum of $5 million, which as proposed would trigger immediate suspension and delisting in the event of failure to meet this requirement for 30 consecutive business days, bypassing typical grace periods and restricting appeal rights. If our common stock is delisted from Nasdaq, it could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. If our common stock is delisted, it could be more difficult to buy or sell our common stock or to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair our ability to raise capital on acceptable terms, if at all.

An active trading market for our common stock may not be sustained.

An active trading market for our common stock may not be sustained. The lack of an active market for our common stock may impair investors’ ability to sell their common stock at the time they wish to sell their securities or at a price that they consider reasonable, may reduce the fair market value of their securities and may impair our ability to raise capital to continue to fund operations by selling securities and may impair our ability to acquire additional intellectual property assets by using our securities as consideration.  If our common stock were to be delisted from Nasdaq and were to then commence trading on the over-the-counter markets, it may be more difficult for an active trading market in our common stock to develop, and if developed, to be sustained.

Our officers, directors, and principal stockholders exercise significant voting power and influence with respect to matters impacting our Company, including with respect to the outcome of matters requiring stockholder approval.

Our officers, directors and principal stockholders who beneficially own more than 5% of our common stock, in the aggregate, beneficially own shares representing approximately 12.7% of our outstanding capital stock as of March 25, 2025. As a result, such entities and individuals have significant influence over the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. These individuals in executive or board positions also have significant control over our business, policies and affairs as officers and directors of our Company.

A sale of a substantial number of shares of our common stock or warrants in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.

The price of our common stock could decline as a result of sales of a large number of shares of our common stock or warrants or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In addition, in the future, we may issue additional shares of common stock, warrants or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity analysts downgrade our common stock or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

The price of our common stock may be volatile, which could subject us to securities class action litigation and our stockholders could incur substantial losses.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

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

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

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

As a result, included on our consolidated balance sheet as of December 31, 2024 contained elsewhere in this Annual Report on Form 10-K, are derivative liabilities related to embedded features contained within our Private Warrants. Accounting Standards Codification 815, Derivatives and Hedging ("ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in other income, net in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value remeasurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, any gains from an investment in our common stock will likely depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which the stockholders have purchased their securities.

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

The Company’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners. All third parties are reviewed by our chief executive officer (“CEO”) to ensure that they have risk management procedures in place, including physical, procedural, and technical safeguards. Additionally, the SOC 1 and/or SOC 2 reports of all critical vendors are obtained and analyzed on an annual basis in order to determine the effectiveness of third-party control environments.

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

ITEM 2. PROPERTIES

Our principal offices are located at 10080 N. Wolfe Road, Suite SW3-200, Cupertino, California 95014. The facility is subject to a lease which was extended through December 31, 2026. The facility is used for office space only, and we believe the facility is adequate for our foreseeable needs. We operate primarily as a virtual company.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time, become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described above, we are currently not aware of any other legal proceedings or claims that may be, individually or in the aggregate, material to us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of the filing date of this Annual Report on Form 10-K, our common stock currently trades on Nasdaq under the symbol “RVPH”.

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

As of December 31, 2025, there were approximately 186 holders of record of our common stock. These numbers do not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Unregistered Sales of Equity Securities

None except as previously reported.

ITEM 6. [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes set forth in Item 1 of Part I of this Annual Report on Form 10-K. See Part I, Item 1A, “Risk Factors,” above and “Cautionary Note Regarding Forward-Looking Statements,” and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Consolidated Financial Statements” included in Part I, Item 1, of this Annual Report on Form 10-K, unless the context indicates otherwise.

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

Recent Developments

Reverse Stock Split

At our annual stockholders meeting held on December 18, 2025, our stockholders adopted and approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of common stock, at a specific ratio, ranging from one-for-two (1:2) to one-for-twenty (1:20), at any time prior to December 31, 2026, with such ratio to be determined by our Board in its discretion.

On March 4, 2026, we filed an amendment to our Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a reverse stock split of our issued and outstanding common stock at a ratio of one-for-twenty (1:20) (the “Reverse Stock Split”). The Reverse Stock Split became effective in accordance with the terms of the amendment at 12:01 a.m. Eastern Time on March 9, 2026 under a new CUSIP number, 76152G209. All share, common stock warrant, prefunded warrant, restricted common stock and common stock option amounts, and per share, per common stock warrant, per prefunded warrant, per restricted common stock and per common stock option amounts, in this Annual Report on Form 10-K, have been retrospectively adjusted as appropriate to reflect the Reverse Stock Split.

May 2025 ATM Sales Agreement

On May 30, 2025, we entered into an at market issuance sales agreement (the “May 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Alliance Global Partners serving as agents (the “Agents”), with respect to an at-the-market (ATM) offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through the Agents. During the year ended December 31, 2025, we sold 150,800 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of $1.5 million after deducting sales agent commissions and other offering expenses of approximately $0.4 million. From January 1, 2026 through February 26, 2026, we sold 570,845 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of approximately $2.5 million after deducting sales agent commissions and other offering expenses of approximately $0.1 million.

March 2026 Public Offering

On March 20, 2026, we closed a public offering (the “March 2026 Public Offering”) conducted pursuant to a placement agency agreement (the “March 2026 Placement Agency Agreement”) and securities purchase agreements with certain investors participating in the offering (the “March 2026 Securities Purchase Agreements”), pursuant to which we issued and sold (i) an aggregate of 6,283,334 shares of common stock, (ii) pre-funded warrants (the “March 2026 Pre-Funded Warrants”) exercisable for an aggregate of up to 383,333 shares of common stock (the “March 2026 Pre-Funded Warrant Shares”), (iii) Series G warrants (the “Series G Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock (the “Series G Warrant Shares”) and (iv) Series H warrants (the “Series H Warrants” and together with the Series G Warrants, the “March 2026 Common Stock Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock (the “Series H Warrant Shares” and together with the March 2026 Pre-Funded Warrant Shares and Series G Warrant Shares, the “March 2026 Warrant Shares”), for aggregate gross proceeds of $10.0 million. Each share of common stock (or March 2026 Pre-Funded Warrant in lieu thereof) was sold together with (i) a Series G Warrant to purchase one share of common stock and (ii) a Series H Warrant to purchase one share of common stock, at a combined public offering price of $1.50 per share of common stock and accompanying March 2026 Common Stock Warrants (or a combined public offering price of $1.4999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Stock Warrants). The March 2026 Pre-Funded Warrants have an exercise price of $0.0001 per share and will expire when exercised in full. The Series G Warrants are exercisable immediately, have a term of five years from the date of issuance and have an exercise price of $1.50 per share. The Series H Warrants are exercisable immediately, have a term of twelve months and have an exercise price of $1.50 per share. The net proceeds to us from the March 2026 Public Offering were approximately $8.9 million, after deducting placement agent fees and expenses and other offering expenses payable by us.

FDA Pre-NDA Meeting Feedback on Brilaroxazine Development for Schizophrenia Indication

In November 2025, we met with FDA regarding the potential submission of an NDA for brilaroxazine for the treatment of schizophrenia in adults and the associated data, and patient enrollment requirements. We received written feedback from FDA in December 2025. FDA informed the us that it strongly encouraged us to conduct, prior to submission of an NDA, an additional Phase 3 trial that will be similar in design to the successfully completed RECOVER Phase 3 trial of brilaroxazine utilizing 30 mg and 50 mg doses of brilaroxazine. We indicated to FDA that we will conduct a Phase 3 study incorporating this feedback before submitting an NDA.

FDA also provided us with guidance on, among other topics, methods of data analysis, methods of data presentation, and data requirements for studies of animal pharmacokinetics, human abuse potential, and renal and hepatic impairment.

We plan to initiate trial related activities for the RECOVER-2 Phase 3 study for brilaroxazine in schizophrenia (the “RECOVER-2 Trial”) in Q2-2026 and begin patient enrollment in the United States in Q3-2026. As previously reported, the FDA has already cleared the protocol for the RECOVER-2 Trial, and we currently expect study completion in Q4-2027. We anticipate that the RECOVER-2 Trial will be similar in design to our completed RECOVER Phase 3 trial of brilaroxazine.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation.

Intellectual Property Overview

We are the sole owner of our patent portfolio that includes issued patents and pending patent applications covering compositions of matter and methods of use of our product candidates RP5063 (brilaroxazine) and RP1208, as well as related compounds. As of November 6, 2025, our portfolio of intellectual property consists of 72 granted patents and 25 pending patent applications in the United States and in over 20 foreign countries.

Brilaroxazine is our first intended commercial product. The original brilaroxazine patents include composition of matter, and methods of use in treating acute mania, autism, BD, depression, psychosis, and schizophrenia. One brilaroxazine original patent (U.S. Patent No. 8,188,076) and its 7 divisional/continuation patents have been granted in the U.S. The original brilaroxazine patents have also been granted in the following foreign countries: Australia, Brazil, Canada, Germany, Spain, France, Great Britain, Hong Kong, Israel, India, Italy, Japan, S. Korea, Liechtenstein, Mexico, Russia, Slovakia, and Thailand; and pending in Colombia. We believe that our patent portfolio provides good protection of brilaroxazine. All the U.S. and foreign original brilaroxazine granted patents and pending patent applications will expire or are expected to expire in 2030, if a patent term extension is not obtained. If and when brilaroxazine receives regulatory approval, we intend to apply for patent term extensions on patents covering brilaroxazine in any jurisdiction where patent term extension is available. For example, the expiration date of the first U.S. original brilaroxazine patent may be extendable up to 2035.

We also own additional brilaroxazine granted patents and pending patent applications for additional indications. We own attention hyperactivity disorder patents in the U.S., which will expire in 2035. We own pulmonary arterial hypertension patents in the U.S., Europe, China, Japan, and Hong Kong; all of which will expire in 2036. We own pulmonary fibrosis patents in the U.S., China, Europe, Japan, and Hong Kong, and pending applications in Brazil, which are all expected to expire in 2038.

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

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and have incurred losses since inception. As of December 31, 2025, we had a working capital surplus of approximately $7.8 million, an accumulated deficit of $184.1 million and cash and cash equivalents on hand of approximately $14.4 million. Our net loss for the year ended December 31, 2025 and 2024, was approximately $19.9 million and $29.9 million, respectively. We expect to incur significant expenses and increased operating losses for the next several years. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we continue to expect to incur material and significant costs associated with operating as a public company, which may continue to increase as we continue our efforts to remediate the material weaknesses in our internal control over financial reporting that we identified as more particularly described in this Annual Report on Form 10-K below in Part II, Item 9A. Controls and Procedures. We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect our expenses will increase in connection with our ongoing activities, as we:

●

invest significantly to further research and develop, through clinical trials for brilaroxazine, including completion of remaining OLE activities, initiating and conducting our Phase 3 RECOVER-2 Trial, and pre-clinical research for RP1208, and seek regulatory approval for our product candidates brilaroxazine and RP1208;

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
●

add operational, financial and management information systems and personnel, including personnel to support our product candidate development, and any future commercialization efforts, and our ongoing compliance with and maintenance of public company controls, procedures and regulatory requirements and standards. and including in connection with our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that we identified as more particularly described in this Annual Report on Form 10-K below in Part II, Item 9A. Controls and Procedures.

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

'- Conducted pivotal Phase 3 RECOVER-1 and long-term safety studies. Topline data for the RECOVER-1 Trial double-blind part announced October 30, 2023

- OLE positive preliminary topline data readout reported in December 2024, with full data-set and successful completion of the OLE announced in June 2025

- Feedback from FDA received in Q4-2025

- We plan to initiate trial-related activities for RECOVER-2 Trial in Q2-2026 and begin patient enrollment in the United States in Q3-2026.*

Brilaroxazine	Bipolar Disorder	Phase 1 complete**
Brilaroxazine	Depression-MDD	Phase 1 complete**
Brilaroxazine	Alzheimer’s (AD-Psychosis/Behavior)	Phase 1 complete**
Brilaroxazine	Parkinson’s	Phase 1 complete**
Brilaroxazine	ADHD/ADD	Phase 1 complete**
Brilaroxazine	PAH	Phase 1 complete**
Brilaroxazine	IPF	Phase 1 complete**
Brilaroxazine	Psoriasis	In pre-clinical development
RP1208	Depression	In pre-clinical development. Completed studies including in vitro receptor binding studies, animal efficacy studies, and PK studies. Compound ready for IND enabling studies.
RP1208	Obesity	In preclinical development. Completed studies, including in vitro receptor binding studies and PK studies. Compound ready for animal efficacy studies.

* We plan to initiate trial related activities for the RECOVER-2 Phase 3 study for brilaroxazine in schizophrenia (the “RECOVER-2 Trial”) in Q2-2026 and begin patient enrollment in the United States in Q3-2026. As previously reported, the FDA has already cleared the protocol for the RECOVER-2 Trial, and we currently expect study completion in Q4-2027. We . The Company anticipates that the RECOVER-2 Trial will be similar in design to our completed RECOVER Phase 3 trial of brilaroxazine.

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

Clinical Trial Costs

We record clinical trial costs as they are incurred. For any unbilled costs as of each reporting date, we determine the amounts to accrue by obtaining reports from our vendors, including CROs, and communicating with our personnel and suppliers to identify services that have been performed, but not yet billed. We further validate the completeness of our accruals by reconciling payments and invoices, and reviewing vendor contracts and purchase orders. As necessary, we obtain milestones and percentage completion reports from vendors and will estimate the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost.

During the year-ended December 31, 2025 all patient visits concluded and clinical sites were closed. Clinical trial costs were therefore recorded based on actual costs to date provided by our CRO, as the clinical trials in progress are in the wind-down phase. Previously, our accrued clinical trial costs for patients and sites included the calculation of patient visits incurred, but not yet reported by the vendor. The calculation previously involved the use of key inputs and assumptions such as estimated budget, estimated unreported costs based on historical trending of reported costs to date, and projected costs remaining until the conclusion of the trials which is no longer necessary given the status of the clinical trials.

For all other clinical trial costs our estimated accrued expenses are based on facts and circumstances known to us at that time. We will confirm the accuracy of our estimates with the service providers and adjust if necessary.

Stock-based Compensation

We record stock-based compensation based on the requirements of ASC 718, Share-Based Payments ("ASC 718"), which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The fair value of the award is recognized as expense based upon the vesting terms of the award over the requisite service period. We account for forfeited awards as they occur.

In determining the fair value of awards, we utilize the Black-Scholes-Merton model using assumptions regarding volatility of our common share price, expected term, expected divided rate, and risk-free interest rates as described below:

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

Fair Value Measurements of Warrants

In determining the fair value of all equity classified warrants, we utilize the Black-Scholes-Merton model using assumptions regarding volatility of our common share price, expected term of the warrants, expected divided rate, and risk-free interest rates. In determining the fair value of liability classified warrants, the we utilize a Lattice model using assumptions regarding volatility of our common share price, expected term of the warrants, expected dividend, and risk-free interest rates. The assumptions are described as:

•

Expected term: Our expected term represents the period between the valuation date and the expiration date of the warrant, however if an estimated liquidation event is expected to occur and the warrants are effected by said liquidation event, the period between the valuation date and that event would be used instead.

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

Results of Operations

Comparison of the years ended December 31, 2025 and 2024:

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change	Change
	2025	2024	Amount	Percentage
Operating expenses
Research and development	$11,708,906	$22,907,368	$(11,198,462)	(48.9)%
General and administrative	8,491,125	7,891,521	599,604	7.6%
Total operating expenses	20,200,031	30,798,889
Loss from operations	(20,200,031)	(30,798,889)
Gain on remeasurement of warrant liabilities	89,010	717,645	(628,635)	(87.6)%
Interest expense	(13,402)	(18,497)	5,095	(27.5)%
Interest income	311,370	361,369	(49,999)	(13.8)%
Other expense, net	(32,960)	(160,916)	127,956	(79.5)%
Total other income, net	354,018	899,601
Loss before provision for income taxes	(19,846,013)	(29,899,288)
Provision for income taxes	18,889	19,514	(625)	(3.2)%
Net loss	$(19,864,902)	$(29,918,802)

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses represent both internal and external costs.

For the years ended December 31, 2025 and 2024, research and development expenses were approximately $11.7 million and $22.9 million, respectively. Specifically, during the years ended December 31, 2025 and 2024, our research and development costs consisted primarily of the following costs associated with our key research and development projects for advancing the clinical development of brilaroxazine during the reporting periods, which during such periods consisted primarily of our OLE Trial for our Phase 3 clinical study for brilaroxazine: (i) internal salaries, wages and other payroll related costs for employees involved in research and development activities, of approximately $2.3 million in each period; (ii) internal stock-based compensation expenses with respect to employees involved in research and development activities, of approximately $0.8 million and $1.0 million, respectively; and (iii) external research and development expenses of approximately $8.6 million and $19.6 million, respectively (which includes clinical (including clinical consulting) research and development costs of approximately $6.9 million and $15.5 million, respectively, non-clinical safety related costs of approximately $0.8 million and $1.3 million, respectively, non-clinical manufacturing related costs of approximately $0.6 million and $2.4 million, respectively, and non-clinical consulting and other related costs of approximately $0.3 million and $0.4 million, respectively).

The decrease in research and development expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily attributed to a decrease in external clinical research and development costs, partially attributed to a decrease in costs associated with patient visits as the OLE Trial proceeded toward completion during the 2025 period with remaining OLE activities thereafter consisting of post-data readout activities and trial wind-down matters.

We expect our research and development activities to substantially increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with our ongoing operations, including expenses associated with activities required to complete the development of brilaroxazine in schizophrenia including expenses associated with our Phase 3 RECOVER-2 Trial, expenses to take us through the submission of the planned NDA for brilaroxazine, together with additional costs post-NDA submission in preparation of potential commercialization if approved. For additional information, please see the discussion appearing above in the introductory section of this Part I-Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Administrative Expenses

For the years ended December 31, 2025 and 2024, general and administrative expenses were approximately $8.5 million and $7.9 million, respectively. Specifically, during the years ended December 31, 2025 and 2024, our general and administrative expenses consisted primarily of: (i) stock-based compensation expense of approximately $1.4 million and $0.7 million, respectively; (ii) consultant and professional expenses of approximately $3.0 million and $3.4 million, respectively; (iii) legal expenses of approximately $1.7 million and $1.2 million, respectively; (iv) employee related expenses of approximately $1.7 million and $1.8 million, respectively; (v) Directors and Officers insurance expenses of approximately $0.4 million and $0.5 million, respectively; and (vi) other general and administrative expenses of approximately $0.3 million in each period.

Gain on Remeasurement of Warrant Liabilities

We recognized a remeasurement of warrant liabilities gain of approximately $0.1 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively, resulting from a decrease in the calculated fair value of the warrants, principally as a result of the decrease in our stock price as well as the expiration of the warrants within the year ended December 31, 2025 and a decrease in the calculated fair value of the warrants, principally as a result of the decrease in our stock price during the year ended December 31, 2024.

Interest Expense

We incurred interest expense of approximately $13.4 thousand and $18.5 thousand for the years ended December 31, 2025 and 2024, respectively. The decrease in interest expense is attributed to the reduced interest rate on short term debt obtained by us related to Directors and Officers liability insurance policy premiums.

Interest Income

Interest income was approximately $0.3 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively. The interest income decrease of approximately $0.1 million was primarily due to declining average cash balances as well as a market interest rate decline during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Other Expense, net

Other expense, net was approximately $33 thousand for the year ended December 31, 2025 and approximately $0.2 million for the year ended December 31, 2024. The decrease of approximately $0.1 million was primarily attributable to a lower period-over-period foreign currency transaction loss from foreign currency fluctuations related to the consolidation of our Indian subsidiary.

Liquidity and Capital Resources

			Change
	December 31, 2025	December 31, 2024	Amount	Percentage
Balance Sheet Data:
Cash and cash equivalents	$14,438,792	$13,476,331	$962,461	7.1%
Working capital surplus	7,827,924	81,861	7,746,063	9462.5%
Total assets	15,923,198	15,503,088	420,110	2.7%
Total stockholders' equity	8,647,645	812,572	7,835,073	964.2%

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
Statement of Cash Flow Data:
Net cash used in operating activities	$(24,594,643)	$(33,543,916)	$8,949,273	(26.7)%
Net cash provided by financing activities	25,557,104	23,652,791	1,904,313	8.1%
Net increase (decrease) in cash and cash equivalents	$962,461	$(9,891,125)	$10,853,586	(109.7)%

Capital Resources

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of December 31, 2025, we had cash and cash equivalents of approximately $14.4 million. To fund our current operating plans, we will need to raise significant additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities. We believe that we have adequate cash on hand, including the net proceeds of the March 2026 Public Offering, to cover anticipated outlays into early 2027 but will need additional fundraising activities and cash on hand prior to such time. We have based this estimate, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. We will need to raise additional funds to continue funding our development efforts and operations. We intend to secure such additional funding, although there are no guarantees or commitments for additional funding. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the consolidated financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity, including the issuance of shares of common stock from time to time pursuant to our May 2025 ATM Sales Agreement (please see further discussion in this section below), debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition, and our ability to pursue our business strategy, and our ability to continue as a going concern. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates including our planned RECOVER-2 Phase 3 Trial for brilaroxazine in schizophrenia and other activities to continue development of our brilaroxazine program; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; add operational, financial and management information systems and personnel, including personnel to support our product candidate development, and any future commercialization efforts, and our ongoing compliance with and maintenance of public company controls, procedures and regulatory requirements and standards, including in connection with our ongoing remediation efforts regarding the material weaknesses in our internal controls as disclosed in this Annual Report including in Part II, Item 9A hereof; and experience any delays or encounter issues with any of the above. See also the discussion set forth under the caption “Financial Overview” appearing in this Management’s Discussion and Analysis of Financial Condition and Results of Operation section above.

On May 30, 2025, we entered into the May 2025 ATM Sales Agreement with respect to an at-the-market (ATM) offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through the Agents. During the year ended December 31, 2025, we sold 150,800 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of $1.5 million after deducting sales agent commissions and other offering expenses of approximately $0.4 million. From January 1, 2026 through February 26, 2026, we sold 570,845 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of approximately $2.5 million after deducting sales agent commissions and other offering expenses of approximately $0.1 million.

On June 26, 2025, we entered into a placement agency agreement (the “June 2025 Placement Agency Agreement”) with A.G.P./Alliance Global Partners, as the placement agent (the “Placement Agent”), relating to the offering, issuance and sale in a public offering of (i) an aggregate of 1,000,000 shares of our common stock, (ii) Series C Warrants exercisable for an aggregate of up to 1,000,000 shares of common stock (the "Series C Common Warrants") and (iii) Series D Warrants exercisable for an aggregate of up to 1,000,000 shares of common stock (the “Series D Common Warrants” and together with the Series C Common Warrants, the “June 2025 Warrants”), for aggregate gross proceeds of $10.0 million (the “June 2025 Public Offering”). Each share of common stock was sold together with (i) a Series C Common Warrant to purchase one share of common stock and (ii) a Series D Common Warrant to purchase one share of common stock, at a combined public offering price of $10 per share of common stock and accompanying June 2025 Warrants. The Series C Common Warrants are exercisable immediately upon issuance, have a term of five years from the date of issuance and have an exercise price of $10 per share. The Series D Common Warrants are exercisable immediately upon issuance, have a term of twelve months from the date of issuance and have an exercise price of $10 per share. The net proceeds to us from the June 2025 Public Offering were approximately $9.0 million, after deducting Placement Agent fees and expenses and other offering expenses payable by us.

On September 18, 2025, we entered into a placement agency agreement (the “September 2025 Placement Agency Agreement”) with the Placement Agent, relating to the offering, issuance and sale of (i) an aggregate of 1,350,000 shares of our common stock, (ii) Series E Common Warrants exercisable for an aggregate of up to 1,350,000 shares of our common stock (the “Series E Common Warrants”) and (iii) Series F Common Warrants exercisable for an aggregate of up to 1,3500,000 shares of common stock (the “Series F Common Warrants” and together with the Series E Common Warrants, the “September 2025 Warrants”), for aggregate gross proceeds of $9.0 million (the “September 2025 Public Offering”). Each share of common stock was sold together with (i) a Series E Common Warrant to purchase one share of common stock and (ii) a Series F Common Warrant to purchase one share of common stock, at a combined public offering price of $6.70 per share of common stock and accompanying September 2025 Warrants. The Series E Common Warrants are exercisable immediately, have a term of five years from the date of issuance and have an exercise price of $6.70 per share. The Series F Common Warrants are exercisable immediately, have a term of twelve months and have an exercise price of $6.70 per share. The net proceeds to us from the September 2025 Public Offering were approximately $8.1 million, after deducting Placement Agent fees and expenses and other offering expenses payable by us.

On March 20, 2026, we closed a public offering (the “March 2026 Public Offering”) conducted pursuant to a placement agency agreement (the “March 2026 Placement Agency Agreement”) and securities purchase agreements with certain investors participating in the offering (the “March 2026 Securities Purchase Agreements”), pursuant to which we issued and sold (i) an aggregate of 6,283,334 shares of common stock, (ii) pre-funded warrants (the “March 2026 Pre-Funded Warrants”) exercisable for an aggregate of up to 383,333 shares of common stock (the “March 2026 Pre-Funded Warrant Shares”), (iii) Series G warrants (the “Series G Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock (the “Series G Warrant Shares”) and (iv) Series H warrants (the “Series H Warrants” and together with the Series G Warrants, the “March 2026 Common Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock (the “Series H Warrant Shares” and together with the March 2026 Pre-Funded Warrant Shares and Series G Warrant Shares, the “March 2026 Warrant Shares”), for aggregate gross proceeds of $10.0 million. Each share of common stock (or March 2026 Pre-Funded Warrant in lieu thereof) was sold together with (i) a Series G Warrant to purchase one share of common stock and (ii) a Series H Warrant to purchase one share of common stock, at a combined public offering price of $1.50 per share of common stock and accompanying March 2026 Common Warrants (or a combined public offering price of $1.4999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Warrants). The March 2026 Pre-Funded Warrants have an exercise price of $0.0001 per share and will expire when exercised in full. The Series G Warrants are exercisable immediately, have a term of five years from the date of issuance and have an exercise price of $1.50 per share. The Series H Warrants are exercisable immediately, have a term of twelve months and have an exercise price of $1.50 per share. The net proceeds to us from the March 2026 Public Offering were approximately $8.9 million, after deducting Placement Agent fees and expenses and other offering expenses payable by us.

During the year ended December 31, 2025, an aggregate of 997,738 of the common stock warrants, issued in our December 2024, June 2025, and September 2025 financings were exercised at an exercise price of $30, $10, and $6.70 per warrant share, respectively, for total net proceeds of approximately $7.0 million.

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

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was approximately $24.6 million, consisting primarily of a net loss of approximately $19.9 million, adjusted for non-cash items, including stock-based compensation expense of approximately $2.2 million and change in fair value of warrant liabilities gain of approximately $0.1 million, coupled with a decrease in our operating assets and liabilities totaling approximately $6.9 million. The $6.9 million decrease in net operating assets and liabilities was primarily due to a decrease in accrued clinical expenses and other accrued expenses and accounts payable partially offset by a decrease in current and non-current prepaid clinical trial costs.

Net cash used in operating activities for the year ended December 31, 2024, was approximately $33.5 million, consisting primarily of a net loss of approximately $29.9 million, adjusted for non-cash items, including a change in fair value of warrant liabilities gain of approximately $0.7 million, and partially offset by stock-based compensation expense of approximately $1.6 million, coupled with a decrease in our operating assets and liabilities totaling approximately $4.5 million. The $4.5 million decrease in net operating assets and liabilities was primarily due a decrease in accrued clinical expenses and other accrued expenses coupled with an increase in prepaid clinical trial costs, and an increase in prepaid expenses and other current assets, offset by an increase in accounts payable and an increase in accrued compensation.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was approximately $25.6 million. Cash provided by financing activities during the year ended December 31, 2025 was attributable to approximately $1.5 million in net proceeds from the issuance of common stock in ATM offering, $17.2 million in proceeds from issuance of common stock, common stock warrants, and prefunded warrants, net of transaction costs paid, approximately $7.0 million in proceeds from the exercise of common stock warrants, and approximately $0.4 million in proceeds from the issuance of short-term debt, which was offset by the repayments of short-term debt of approximately $0.5 million.

Net cash provided by financing activities for the year ended December 31, 2024 was approximately $23.7 million. Cash provided by financing activities was attributable to approximately $23.2 million in proceeds from issuance of common stock, common stock warrants, prefunded warrants and from modification of existing warrants, in offerings, net of transaction costs, and approximately $1.0 million in proceeds from the issuance of short-term debt, which was offset by the repayments of short-term debt of approximately $0.5 million.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, management concluded that as of December 31, 2025, the Company did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of the material weaknesses described below, based on the results of management’s evaluation, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2025.

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

Management’s Remediation Measures

We are committed to continuing to improve our internal control over financial reporting, and also our IT general controls. As of the date hereof, we have commenced procedures to remediate the material weaknesses, including the hiring of an additional internal accounting resource, engaging a third-party consulting firm to assist with the enhancement of IT general controls over information systems relevant to financial reporting, including privileged access and segregation of duties; and with continued realignment of existing personnel to strengthen management’s review and documentation over internal control over financial reporting.

We will continue to monitor the design and effectiveness of these procedures and controls and make any further changes we determine appropriate.

Notwithstanding the existence of the material weaknesses as described above, we believe that the Consolidated Financial Statements in this Annual Report fairly present, in all material respects, our financial position, results of operations, and cash flow as of the dates, and for the periods presented, in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our executive officers and directors.

Name	Age	Position
Laxminarayan Bhat	60	President, Chief Executive Officer, and Director
Narayan Prabhu	54	Chief Financial Officer, Treasurer and Secretary
Parag Saxena	70	Chairman of the Board of Directors
Richard Margolin	75	Director
Purav Patel	43	Director
Les Funtleyder	56	Director

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

Directors

Laxminarayan Bhat is the founder of our Company and has served as our President, Chief Executive Officer and as a member of our board of directors since December 2020. Prior to this, Dr. Bhat served as President, Chief Executive Officer and a director of Old Reviva since its inception in 2006. From 2000 to 2004, Dr. Bhat served as research scientist at XenoPort, Inc., now a part of Arbor Pharmaceuticals, LLC (NYSE: ABR), a public company engaged in the pharmaceuticals business. Dr. Bhat also served as a research scientist, from 2004 to 2006, at ARYx Therapeutics Inc, (previously trading under OTCM: ARYX), a former public company that focused on the development of pharmaceutical products. From 1997 to 2000, Dr. Bhat served as a post doctoral researcher in the Drug Discovery Program at the Higuchi Biosciences Center, a biomedical research center at the University of Kansas. Dr. Bhat has over 20 years’ experience in drug discovery and development. Dr. Bhat has received a global post-doctoral training at the University of Kansas, USA, the Georg-August-Universität, Göttingen, Germany and the Université du Maine, France. In 1995, he was selected for the Alexander von Humboldt fellowship, an internationally recognized award for young scientists to pursue advanced research in Germany. Dr. Bhat received his Ph.D. in synthetic organic chemistry from the Central University (NEHU), India.

We believe Dr. Bhat’s history as the founder of Reviva and his experience in drug discovery and development qualifies him to serve on our board of directors.

Parag Saxena has served as Chairman of our board of directors since December 2020, and prior to this, served as Chairman of the board of directors of Tenzing since 2018. In 2007, Mr. Saxena co-founded New Silk Route Partners, a U.S. private equity firm specializing in growth capital investments in India and the Indian subcontinent. In 2006, he also co-founded Vedanta Capital, a U.S. venture capital firm. Previously, Mr. Saxena was the Chief Executive Officer of INVESCO Private Capital, (and its predecessor firms). He has led or been a part of over 80 healthcare venture investments in the areas of pharmabiotech, digital health, medical devices, hospital management and health insurance over four decades. During the course of Mr. Saxena’s 23-year tenure at INVESCO Private Capital and its predecessor firms, over 300 investments including Alkermes, Celgene, Genomic Health, Indigo, Masimo, Transgenomic, Xenon Pharmaceuticals, Amber Networks, ARM Holdings, Horizon Health Corp. and MetroPCS were made. Mr. Saxena has served on committees advising the Prime Minister of India on foreign direct investments, and the Planning Commission of India on venture capital. He has also addressed U.S. Congressional Members on Venture Capital and Healthcare. Mr. Saxena has been on the board of the Indian Institute of Technology, Bombay's Heritage Fund since 2022 and has been its chairman since 2024. He has also been a trustee of the Bharatiya Vidya Bhavan. He serves on the Advisory Board of the Center for Advanced Studies on India at the University of Pennsylvania and is on the Indian Advisory Council of Brown University and also serves on Brown University's Advisory Council on Biology and Medicine since 2023. Mr. Saxena is also a Founding, Global Advisory Board Member of the Wilson Center in Washington D.C, a past board member of the TB Alliance and on the U.S. Advisory Board of the Royal Shakespeare Company. He was the President of TiE Tri-State (NY, CT, NJ) from 2003 to 2010. Mr. Saxena was also on Mayor Bloomberg's Applied Sciences NYC Advisory Committee which attracted Cornell University to New York City. Mr. Saxena received an M.B.A. from the Wharton School of the University of Pennsylvania. He earned a B Tech. from the Indian Institute of Technology, Bombay and an M.S. in Chemical Engineering from the West Virginia College of Graduate Studies.

We believe Mr. Saxena’s educational background and deep financial, entrepreneurial and business expertise and experience support his financial literacy and sophistication, qualifies him to serve on our board of directors.

Les Funtleyder has served as a member of our board of directors since December 2020. Mr. Funtleyder previously served as a member of the board of directors of Applied Therapeutics Inc. (NASDAQ: APLT), a clinical-stage biopharmaceutical company, from June 2016 through February 2026, and served as its interim Chief Financial Officer from December 2018 to April 2019. Mr. Funtleyder has also served as a healthcare portfolio manager at E Squared Capital Management, LLC since January 2014, a senior external advisor with McKinsey and Co. since June 2017, and a consulting partner at Bluecloud Health, a private equity healthcare fund, since December 2013. Mr. Funtleyder previously served as the director of strategic investments and communications of OPKO Health Inc. (NASDAQ: OPK), a publicly traded healthcare company, from April 2014 to June 2016. Mr. Funtleyder currently serves on the board of directors of several private healthcare companies and foundations. Mr. Funtleyder is also an adjunct professor of Healthcare Investing at Columbia University’s School of Public Health. Mr. Funtleyder received his B.A. from Tulane University and MPH from Columbia University Mailman School of Public Health.

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

ITEM 11. EXECUTIVE COMPENSATION

As we are currently a “smaller reporting company”, we have opted to comply with the scaled down disclosure rules applicable to a “smaller reporting company”, as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than the principal executive officer, whose total compensation for 2025 exceeded $100,000 and who were serving as executive officers as of December 31, 2025, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing clause (ii) but for the fact that the individual was not serving as an executive officer as of December 31, 2025. We refer to these individuals as “named executive officers.” Our named executive officers for the year ended December 31, 2025 were:

●	Laxminarayan Bhat, our Chief Executive Officer and President; and

●	Narayan Prabhu, our Chief Financial Officer.

2025 Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our named executive officers during the fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($) (1)	Total ($)
Laxminarayan Bhat, PhD[2]	2025	$565,000	$110,175	$766,946	$1,442,121
Chief Executive Officer and President	2024	$450,000	$157,500	$—	$607,500

Narayan Prabhu[3]	2025	$330,000	$42,620	$287,050	$659,670
Chief Financial Officer	2024	$325,000	$79,950	$—	$404,950

(1) Amounts reflect the grant date fair value of option awards granted in 2025 and 2024 in accordance with Accounting Standards Codification Topic 718. For information regarding assumptions and key inputs underlying the valuation of equity awards, see Note 5 to our Consolidated Financial Statements included in this report. These amounts do not correspond to the actual value that may be received by the named executive officers if the stock options are exercised.

(2) Laxminarayan Bhat has served as Chief Executive Officer and President since the formation of Old Reviva in May 2006.

(3) Narayan Prabhu began serving as our Chief Financial Officer on December 14, 2020.

Employment Agreements

Laxminarayan Bhat. On December 14, 2020 we entered into a customary employment agreement with Dr. Bhat (the “Bhat Employment Agreement”). The Bhat Employment Agreement provides for Dr. Bhat to serve as Chief Executive Officer reporting to our board of directors and provides for an annual base salary of $400,000 (the “Base Salary”), as periodically reviewed by our compensation committee, and which pursuant to the Bhat Employment Agreement may not be decreased other than as part of an across-the-board salary reduction applying in the same manner to all executives. In addition, Dr. Bhat is eligible to receive an annual bonus of up to fifty percent (50%) of his then-Base Salary (the “Target Bonus”), subject to the satisfaction of certain subjective or objective criteria established and approved by our compensation committee. Pursuant to the terms of the Bhat Employment Agreement, Dr. Bhat is eligible to receive equity awards under the Company’s equity incentive plan. The Bhat Employment Agreement contains customary confidentiality and assignment of inventions provisions. In addition, we will indemnify and hold Dr. Bhat harmless, to the maximum extent permitted under applicable law, from and against any liabilities, costs, claims and expenses incurred in defense of any Proceeding (as defined in the Bhat Employment Agreement) that Dr. Bhat is made a party to.

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

On February 8, 2023, our compensation committee (i) awarded Dr. Bhat a $160,000 bonus for 2022, representing 40% of his then-current base salary, (ii) set Dr. Bhat’s new base salary for 2023 at $450,000, effective as of January 1, 2023, and (iii) determined that Dr. Bhat is eligible to receive a 2023 bonus at a target level of 50% of his then-current base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee. On April 25, 2023, our compensation committee awarded Dr. Bhat an option to purchase 22,150 shares of our common stock at an exercise price of $134.80 per share, based on the closing price of our common stock on the grant date in accordance with the terms of our 2020 Equity Incentive Plan (the "2020 Plan"). The option was immediately vested as to 50% of the shares subject thereto on the grant date, and provides for vesting as to an additional 1.389% of the shares subject thereto on the last day of each month thereafter. On September 15, 2024, our compensation committee determined the amount of incentive bonus earned by Dr. Bhat for 2023 and awarded Dr. Bhat a bonus of $160,000, paid in the form of an immediately vested option to purchase 7,923 shares of our common stock at an exercise price of $24 per share, based on the closing price of our common stock on September 13, 2024, in accordance with the terms of the 2020 Plan.

On February 13, 2025, our compensation committee (i) approved an increase in Dr. Bhat’s base salary to $565,000, effective retroactively to January 1, 2025; (ii) approved a cash bonus payment to Dr. Bhat in respect of fiscal year 2024 in an amount of $157,500; (iii) determined that Dr. Bhat is eligible to earn a discretionary bonus for fiscal year 2025 at a target level of 50% of base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee; and (iv) granted Dr. Bhat an option to purchase 25,950 shares of our common stock at an exercise price of $36 per share, based on the closing price of our common stock on the grant date in accordance with the terms of the 2020 Plan, with such option award immediately vested as to approximately 42% of the shares subject thereto on the grant date, and providing for vesting as to the remainder of the shares subject thereto in specified monthly installments over the period from March 2025 through December 2027.

On March 18, 2026, our compensation committee (i) approved continuation for 2026 of Dr. Bhat’s base salary at the same $565,000 rate as had been in effect for 2025; (ii) approved a cash bonus payment to Dr. Bhat in respect of fiscal year 2025 in an amount of $110,175; (iii) determined that Dr. Bhat is eligible to earn a discretionary bonus for fiscal year 2026 at a target level of 50% of base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee; and (iv) granted Dr. Bhat an option to purchase 109,150 shares of our common stock at an exercise price of $1.87 per share, based on the closing price of our common stock on the grant date in accordance with the terms of the 2020 Plan, with such option award immediately vested as to approximately 31.25% of the shares subject thereto on the grant date, and providing for vesting as to the remainder of the shares subject thereto in equal monthly installments over the period from April 2026 through December 2028.

Narayan Prabhu. On December 14, 2020, an offer letter Reviva entered into with Narayan Prabhu, dated October 19, 2020, became effective (the “Prabhu Offer Letter”). The Prabhu Offer Letter provides for Mr. Prabhu to serve as Chief Financial Officer reporting to our Chief Executive Officer or our board of directors and provides for an annual base salary of $275,000, subject to periodic review. Pursuant to the Prabhu Offer Letter, Mr. Prabhu’s employment with the Company will be at-will.

In addition, Mr. Prabhu is eligible for a discretionary bonus. Pursuant to the Prabhu Offer Letter, on April 14, 2021, Mr. Prabhu was granted options to purchase up to two thousand, five hundred (2,500) shares of our common stock pursuant to our 2020 Plan. Pursuant to the terms of the Prabhu Offer Letter, Mr. Prabhu is also eligible to receive, from time to time, equity awards under our 2020 Plan, or any other equity incentive plan that we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by our board of directors, or a committee thereof, in their discretion. The Prabhu Offer Letter contains customary confidentiality and assignment of inventions provisions.

On February 8, 2023, our compensation committee (i) awarded Mr. Prabhu a $137,500 bonus for 2022, representing 50% of his then-current base salary (and taking into account that no bonus was paid to Mr. Prabhu for 2021), (ii) set Mr. Prabhu’s new base salary for 2023 at $325,000, effective as of January 1, 2023, and (iii) determined that Mr. Prabhu is eligible to receive a 2023 bonus at a target level of 41% of his then-current base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee. On April 25, 2023, our compensation committee awarded Mr. Prabhu an option to purchase 8,500 shares of our common stock at an exercise price of $134.80 per share, based on the closing price of our common stock on the grant date in accordance with the terms of our 2020 Plan. The option was immediately vested as to 50% of the shares subject thereto on the grant date, and provides for vesting as to an additional 1.389% of the shares subject thereto on the last day of each month thereafter. On September 15, 2024, our compensation committee determined the amount of incentive bonus earned by Mr. Prabhu for 2023 and awarded Mr. Prabhu a bonus of $137,500, paid in the form of an immediately vested option to purchase 4,797 shares of our common stock at an exercise price of $24 per share, based on the closing price of our common stock on September 13, 2024, in accordance with the terms of the 2020 Plan.

On February 13, 2025, our compensation committee (i) approved an increase in Mr. Prabhu’s base salary to $330,000, effective retroactively to January 1, 2025; (ii) approved a cash bonus payment to Mr. Prabhu in respect of fiscal year 2024 in an amount of $79,950; (iii) determined that Mr. Prabhu is eligible to earn a discretionary bonus for fiscal year 2025 at a target level of 41% of base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee; and (iv) granted Mr. Prabhu an option to purchase 9,713 shares of our common stock at an exercise price of $36 per share, based on the closing price of our common stock on the grant date in accordance with the terms of the 2020 Plan with such option award immediately vested as to approximately 42% of the shares subject thereto on the grant date, and providing for vesting as to the remainder of the shares subject thereto in specified monthly installments over the period from March 2025 through December 2027.

On March 18, 2026, our compensation committee (i) approved continuation for 2026 of Mr. Prabhu’s base salary at the same $330,000 rate as had been in effect for 2025; (ii) approved a cash bonus payment to Mr. Prabhu in respect of fiscal year 2025 in an amount of $42,620; (iii) determined that Mr. Prabhu is eligible to earn a discretionary bonus for fiscal year 2026 at a target level of 41% of base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee; and (iv) granted Mr. Prabhu an option to purchase 40,925 shares of our common stock at an exercise price of $1.87 per share, based on the closing price of our common stock on the grant date in accordance with the terms of the 2020 Plan, with such option award immediately vested as to approximately 31.25% of the shares subject thereto on the grant date, and providing for vesting as to the remainder of the shares subject thereto in equal monthly installments over the period from April 2026 through December 2028.

Outstanding Equity Awards at Fiscal Year-End — 2025

The following table summarizes, for each of the named executive officers, the number of shares of our common stock underlying outstanding stock options held as of December 31, 2025:

	Option Awards
	Number of securities underlying unexercised options			Option exercise price ($)	Option expiration date
Name	Exercisable	Unexercisable

Laxminarayan Bhat, PhD (CEO)	21,228	922	(1)	$134.80	April 24, 2033
	7,923	—	(2)	$24.00	September 14, 2034
	16,213	9,737	(4)	$36.00	February 12, 2035

Narayan Prabhu (CFO)	8,146	354	(1)	$134.80	April 24, 2033
	4,826	—	(2)	$24.00	September 14, 2034
	2,500	—	(3)	$86.00	April 13, 2031
	6,071	3,642	(4)	$36.00	February 12, 2035

(1)

Represents options to purchase shares of our common stock granted on April 25, 2023. The shares underlying the option vest starting April 25, 2023 with 50% vesting immediately on April 25, 2023, then 1.389% vesting on a monthly basis over the following 36 months from April 2023 to March 2026. The award was made pursuant to the 2020 Plan.

(2)

Represents options to purchase shares of our common stock granted on September 15, 2024. The shares underlying the option vested immediately on September 15, 2024. The award was made pursuant to the 2020 Plan.

(3)

Represents options to purchase shares of our common stock granted on April 14, 2021. The shares underlying the option vest starting December 2020 with 25% after a one-year cliff in December 2021, then 2.0833% vesting on a monthly basis over the following 36 months from January 2022 to December 2023. The award was made pursuant to the 2020 Plan.

(4)

Represents options to purchase shares of our common stock granted on February 13, 2025. The shares underlying the option vest starting February 13, 2025 with approximately 42% vesting immediately on February 13, 2025, then 2.08% vesting on a monthly basis over the following 34 months from February 2025 to December 2027. The award was made pursuant to the 2020 Plan.

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

No stock options were issued to executive officers in 2025 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information (other than a current report on Form 8-K disclosing a material new option award grant under Item 5.02(e) of that form) and ending one business day after the filing or furnishing of such report with the SEC.

Director Compensation

The following table sets forth information concerning the compensation paid to certain of our non-employee directors during 2025:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Les Funtleyder	$51,250	—	$4,209	(2)	—	—	—	$68,359
Richard Margolin	$45,000	—	$4,209	(3)	—	—	—	$62,109
Purav Patel	$53,750	—	$4,209	(4)	—	—	—	$70,859
Parag Saxena	$70,250	—	$4,209	(5)	—	—	—	$87,359

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

(2)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2025 held by Mr. Funtleyder were 1,890.

(3)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2025 held by Dr. Margolin were 1,890.

(4)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2025 held by Mr. Patel were 2,651.

(5)	The aggregate number of shares of common stock underlying stock options outstanding as of December 31, 2025 held by Mr. Saxena were 1,890.

Non-Employee Director Compensation

On the recommendation of our compensation committee, on June 15, 2021, our board of directors approved a non-employee director compensation policy (the “Non-Employee Director Compensation Policy”). On February 10, 2023, our compensation committee approved certain amendments to equity compensation provisions of the policy (the “February 2023 Amendments”), providing that going forward the equity compensation component of the policy shall consist of equity grants of fixed quantities of shares in lieu of grants determined by reference to a dollar value of shares, and setting the quantity of options for the one-time initial equity grant for new directors and the annual equity grant for continuing directors at 410 options. On March 18, 2026, our board of directors, upon the recommendation of our compensation committee, further amended the equity compensation component of the policy to provide that future such grants under the policy shall consist of options to purchase 2,337 shares of common stock (the “March 2026 Amendments,” and together with the February 2023 Amendments,” the “Amendments”). The Non-Employee Director Compensation Policy provides for the following compensation:

The Non-Employee Director Compensation Policy provides for the following cash compensation. The cash compensation component of the Non-Employee Director Compensation Policy was unchanged by the Amendments:

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

The Non-Employee Director Compensation Policy also provides generally for certain equity compensation under the Company’s existing 2020 Plan, or any other equity incentive plan the Company may adopt in the future, as described below. Prior to the adoption of the February 2023 Amendments, the equity compensation under the Non-Employee Director Compensation Policy consisted of, and was paid in accordance with, the following:

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

Since the adoption of the February 2023 Amendments, the equity compensation under the Non-Employee Director Compensation Policy consists of a fixed number of option shares, and is paid in accordance with, the following:

●

Each non-employee director is presently entitled to receive, upon initial election, a one-time initial equity grant of nonqualified stock options in respect of 2,337 shares of our common stock. . Prior to the adoption of the March 2026 Amendments, the policy had provided for one-time initial equity grants of 410 options. All of the shares subject to the initial equity grant shall vest 33% per year over three years from the date of initial election, provided that the recipient remains a director of through each vesting date.

●

Each non-employee director is entitled to receive an annual equity grant of nonqualified stock options in respect of 410 shares of our common stock. All of the shares subject to the annual equity grant shall cliff vest after 1-year, provided that the recipient remains a director through such vesting date. Annual equity grants for directors who are initially elected in the 12 months following the most recent annual grant will be pro-rated on a monthly basis based on time of election as appropriate.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

2020 Equity Incentive Plan

On December 14, 2020, the 2020 Plan became effective. The general purpose of the 2020 Plan is to provide a means whereby employees, officers, directors, consultants, advisors or other individual service providers may develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to us, thereby advancing our interests and the interests of our stockholders.

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)(1)
Equity compensation plans approved by security holders (1)	158,100	(2)	$68.8	340,793
Equity compensation plans not approved by security holders	—		—	—
Total	158,100		$68.8	340,793

(1)

In accordance with the “evergreen” provision in our 2020 Plan, an additional 584,250 shares were automatically made available for issuance on the first day of 2026, which represents approximately 10% of the number of shares of the Company’s common stock outstanding on December 31, 2025; these shares are excluded from this calculation as such shares were not available for issuance under the 2020 Plan at year-end 2025 and did not become so available until the first day of 2026.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company, on March 25, 2026, by:

●	each person known by the Company to be, or expected to be, the beneficial owner of more than 5% of shares of the Company’s Common Stock;

●	each of the Company’s named executive officers and directors; and

●	all directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership of the common stock of the Company is based on 12,810,377 shares of common stock issued and outstanding as of March 25, 2026.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Named Executive Officers and Directors (1)
Laxminarayan Bhat (2)	190,483	1.5%
Les Funtleyder (3)	1,480	*
Richard Margolin (4)	1,480	*
Purav Patel (5)	5,227	*
Narayan Prabhu (6)	27,709	*
Parag Saxena (7) (8)	363,280	2.8%
All Directors and Executive Officers as a Group (six persons)	589,659	4.5%

Greater than Five Percent Holders:
Heights Capital Management, Inc. (10)	666,667	5.2%
Highbridge Capital Management, LLC (9)	400,000	3.0%

*	Less than one percent.

(1)	The business address of each of the officers and directors is c/o Reviva Pharmaceuticals Holdings, Inc., 10080 N. Wolfe Road, Suite SW3-200, Cupertino, CA 95014.

(2)

Includes (a) 48,448 shares of common stock issuable upon the exercise of stock options held by Dr. Bhat that are exercisable or will be exercisable within 60 days of March 25, 2026, (b) 270 shares of common stock held by Dr. Bhat’s spouse and (c) 17,822 shares of common stock issuable upon the exercise of options held by Dr. Bhat’s spouse, that are exercisable or will be exercisable within 60 days of March 25, 2026. Does not include 7,574 shares of our common stock issuable upon the exercise of stock options held by Dr. Bhat that are not exercisable within sixty days of March 25, 2026, and 2,644 shares of our common stock issuable upon the exercise of stock options held by Dr. Bhat's spouse that are not exercisable within sixty days of March 25, 2026.

(3)

Includes 1,480 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 25, 2026. Does not include 410 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 25, 2026.

(4)

Includes 1,480 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 25, 2026. Does not include 410 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 25, 2026.

(5)

Includes 1,480 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 25, 2026. Does not include 410 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 25, 2026.

(6)

Includes 22,709 shares of common stock issuable upon the exercise of stock options that are exercisable or will be exercisable within 60 days of March 25, 2026. Does not include 2,828 shares of our common stock issuable upon the exercise of stock options that are not exercisable within sixty days of March 25, 2026.

(7)

Based on the information provided in the Schedule 13D/A filed with the SEC on December 22, 2025, by Mr. Saxena with respect to himself, Vedanta Associates, L.P., Beta Operators Fund, L.P., Vedanta Associates-R, L.P. and Vedanta Partners, LLC. Includes (a) 4,977 shares held by Vedanta Associates, L.P. (b) 19,950 shares held by Beta Operators Fund, L.P., (c) 46,550 shares held by Vedanta Associates-R, L.P., (d) 43,478 shares of common stock issuable upon the exercise of pre-funded warrants held by Beta Operators Fund, L.P., (e) 25,692 shares of common stock issuable upon the exercise of pre-funded warrants held by Vedanta Associates-R, L.P., (f) 29,268 shares of common stock issuable upon exercise of pre-funded warrants held by Vedanta R2 Partners, LP (“Vedanta R2”), (g) 43,478 shares of shares of common stock issuable upon the exercise of warrants held by Beta Operators Fund, L.P., (h) 26,097 shares of common stock issuable upon the exercise of warrants held by Vedanta Associates-R, L.P., (i) 29,268 shares of common stock issuable upon exercise of warrants held by Vedanta R2, (j) 14,963 shares of common stock issuable upon the exercise of 19,950 warrants held by Beta Operators Fund, L.P. which are subject to a 4.99% beneficial ownership limitation blocker, (k) 34,458 shares of common stock issuable upon the exercise of 45,943 warrants held by Vedanta Associates-R, L.P. which are subject to a 4.99% beneficial ownership limitation blocker, and (l) 1,480 shares of common stock issuable upon the exercise of stock options held by Mr. Saxena that are exercisable or will be exercisable within 60 days of March 13, 2026. Vedanta Partners, LLC is the general partner of Vedanta Associates, L.P. and Vedanta Associates-R, L.P. Vedanta Associates, L.P. is the general partner of Beta Operators Fund, L.P. and Vedanta R2. Vedanta Partners, LLC has voting and dispositive power over the securities held by Vedanta Associates, L.P. and Vedanta Associates-R, L.P. Vedanta Associates, L.P. has voting and dispositive power over securities held by Beta Operators Fund L.P. and Vedanta R2. Parag Saxena is the majority member of Vedanta Partners, LLC and controls Vedanta Partners, LLC, Vedanta Associates-R, L.P., Beta Operators Fund, L.P. and Vedanta R2, and may be deemed to be the beneficial owner of such securities. Mr. Saxena, however, disclaims beneficial ownership over any securities owned by Vedanta Associates, L.P., Vedanta Associates-R, L.P., Beta Operators Fund, L.P. and Vedanta R2 in which he does not have any pecuniary interest. Does not include (a) 410 shares of common stock issuable upon the exercise of stock options held by Mr. Saxena that are not exercisable within 60 days of March 25, 2026.

(8)

The business address of Vedanta Associates, L.P., Beta Operators Fund, L.P., Vedanta Associates-R, L.P. and Vedanta Partners, LLC is c/o Vedanta Partners, LLC, 250 West 55th Street, New York, New York 10019.

(9)	Based on the information provided in the Schedule 13G filed with the SEC on August 14, 2025 by Highbridge Capital Management, LLC (“Highbridge”). Highbridge is the investment adviser to certain funds and accounts (the "Highbridge Funds"), with respect to shares of common stock issuable upon exercise of the warrants directly held by the Highbridge Funds. The address of the business office of Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172. Includes 400,000 shares of common stock issuable upon the exercise of the warrants held by Highbridge which are subject to a 9.99% beneficial ownership limitation blocker.

(10)

Based on the information provided in the Schedule 13G filed with the SEC on March 25, 2026 by Heights Capital Management, Inc. (“Heights”) and CVI Investments, Inc. (“CVI”). Heights is the investment manager to CVI and as such may exercise voting and dispositive power over the shares reported as beneficially owned by CVI, and may be deemed to be the beneficial owner of all shares owned by CVI. The address of the principal business office of Heights is 101 California Street, Suite 3250, San Francisco, California 94111. The address of the principal business office of CVI is P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2024, to which we or Tenzing have been a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of our average total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the section entitled “Executive Compensation.”

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

Employment

Reviva employs Seema R. Bhat, the spouse of Laxminarayan Bhat, the Company’s Chief Executive Officer, as its Vice President for Program & Portfolio Management, pursuant to an Offer Letter dated March 1, 2011 (the “Bhat 2011 Offer Letter”). In October 2015, Ms. Bhat entered into a letter agreement with Old Reviva pursuant to which Ms. Bhat agreed to a reduction in her base annual salary to $30,000 for an indefinite period of time. Effective since October 2018, Ms. Bhat had agreed to defer her entire salary, without interest. Effective as of October 2, 2020, 1,769 shares of Old Reviva common stock were issued to Ms. Bhat in full satisfaction of the entire deferred salary balance owed to Ms. Bhat, pursuant to a Stock Issuance Agreement and Release.

On June 16, 2021, the Company entered into an Employment Letter with Ms. Bhat (the “Bhat 2021 Employment Letter”), which supersedes the Bhat 2011 Offer Letter. The Bhat 2021 Employment Letter provides for Ms. Bhat to continue to serve as our Vice President for Program & Portfolio Management reporting to our Chief Executive Officer or our Board and provides for an annual base salary of $277,000, retroactive to December 15, 2020 (the day following the Business Combination). Under the Bhat 2021 Employment Letter, Ms. Bhat is eligible for annual bonuses in the discretion of our Board. The Bhat 2021 Employment Letter provides that to receive any bonus, Ms. Bhat must be employed by the Company at the time of payment. The Bhat 2021 Employment Letter provides that Ms. Bhat may also receive, in the discretion of our Board, equity awards under the 2020 Plan or any other equity incentive plan that the Company may adopt in the future. The Bhat 2021 Employment Letter contains customary confidentiality and assignment of inventions provisions. On February 8, 2023, our Compensation Committee (i) awarded Ms. Bhat a $83,100 bonus for 2022, representing 30% of her then-current base salary, (ii) set Ms. Bhat’s new base salary for 2023 at $310,000, effective as of January 1, 2023, and (iii) determined that Ms. Bhat is eligible to receive a 2023 bonus at a target level of 32% of her then-current base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our Compensation Committee. On April 25, 2023, our Compensation Committee awarded Ms. Bhat an option to purchase 7,500 shares of our common stock at an exercise price of $134.80 per share, based on the closing price of our common stock on the grant date in accordance with the terms of our 2020 Plan. The option was immediately vested as to 50% of the shares subject thereto on the grant date, and provides for vesting as to an additional 1.389% of the shares subject thereto on the last day of each month thereafter.

On September 15, 2024, our Compensation Committee determined the amount of incentive bonus earned by Ms. Bhat for 2023 and awarded Dr. Bhat an option to purchase 3,892 shares of our common stock at an exercise price of $24 per share, based on the closing price of our common stock on September 13, 2024, in accordance with the terms of the 2020 Plan.

On February 13, 2025, our Compensation Committee (i) approved an increase in Ms. Bhat’s base salary to $340,000, effective retroactively to January 1, 2025; (ii) approved a cash bonus payment to Ms. Bhat in respect of fiscal year 2024 in an amount of $77,500; (iii) determined that Ms. Bhat is eligible to earn a discretionary bonus for fiscal year 2025 at a target level of 32% of base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our Compensation Committee; and (iv) granted Ms. Bhat an option to purchase 9,075 shares of our common stock at an exercise price of $36 per share, based on the closing price of our common stock on the grant date in accordance with the terms of the 2020 Plan, with such option award immediately vested as to approximately 42% of the shares subject thereto on the grant date, and providing for vesting as to the remainder of the shares subject thereto in specified monthly installments over the period from March 2025 through December 2027.

On March 18, 2026, our compensation committee (i) approved continuation for 2026 of Ms. Bhat’s base salary at the same $340,000 rate as had been in effect for 2025; (ii) approved a cash bonus payment to Ms. Bhat in respect of fiscal year 2025 in an amount of $58,820; (iii) determined that Ms. Bhat is eligible to earn a discretionary bonus for fiscal year 2026 at a target level of 32% of base salary, subject to the satisfaction of certain subjective and/or objective criteria established and approved by our compensation committee; and (iv) granted Ms. Bhat an option to purchase 40,925 shares of our common stock at an exercise price of $1.87 per share, based on the closing price of our common stock on the grant date in accordance with the terms of the 2020 Plan, with such option award immediately vested as to approximately 31.25% of the shares subject thereto on the grant date, and providing for vesting as to the remainder of the shares subject thereto in equal monthly installments over the period from April 2026 through December 2028.

Effective since April 2019, Dr. Bhat had agreed to the deferral of his past salary as necessary, without interest. Effective as of October 2, 2020, 6,625 shares of Old Reviva common stock were issued to Dr. Bhat in full satisfaction of the entire deferred salary balance owed to Dr. Bhat, pursuant to a Stock Issuance Agreement and Release.

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

Policies and Procedures for Related Party Transactions:

Our board of directors has adopted a written policy, available on our website, which provides that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of its common stock, any members of the immediate family of any of the foregoing persons and any firms, corporations or other entities in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest (collectively “related parties”), are not permitted to enter into a transaction with the Company without the prior consent of our board of directors acting through the Audit Committee or, in certain circumstances, the chairman of the Audit Committee. Any request for the Company to enter into a transaction with a related party, in which the amount involved exceeds $100,000 and such related party would have a direct or indirect interest must first be presented to the Audit Committee, or in certain circumstances the chairman of the Audit Committee, for review, consideration and approval. In approving or rejecting any such proposal, the Audit Committee, or the chairman of the Audit Committee, is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, the extent of the benefits to us, the availability of other sources of comparable products or services and the extent of the related party’s interest in the transaction

Director Independence

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Company's Principal Independent Registered Public Accounting Firm for Fiscal Years 2025 and 2024

The following table summarizes the fees for professional services provided by Baker Tilly US, LLP (“Baker Tilly”), our principal accountant, for audit services provided for, and other services provided in, the years ended December 31, 2025 and December 31, 2024:

	Year ended	Year ended
	December 31, 2025	December 31, 2024
Audit Fees(1)	$1,732,500	$822,568
Audit-Related Fees	—	—
All Other Fees	—	—
Total	$1,732,500	$822,568

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our principal independent registered public accounting firm in connection with regulatory filings or engagements.

Auditor Independence

In our fiscal year ended December 31, 2025, there were no other professional services provided by Baker Tilly that would have required our audit committee to consider their compatibility with maintaining the independence of Baker Tilly.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All services performed by Baker Tilly, for our fiscal years ended December 31, 2025 and 2024, were pre-approved by our Audit Committee.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The financial statements and related notes, together with the report of Baker Tilly appears at pages F-2 through F-29 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(a)(2)	Financial Statement Schedules

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3) EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Exhibit
See separate file provided.

1.1

At Market Issuance Sales Agreement, dated May 30, 2025, by and among Reviva Pharmaceuticals Holdings, Inc., B. Riley Securities, Inc. and Alliance Global Partners (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2025).

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

3.5

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Reviva Pharmaceuticals Holdings, Inc., dated December 18, 2025 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 23, 2025 and incorporated herein by reference).

3.6

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Reviva Pharmaceuticals Holdings, Inc., dated March 4, 2026 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on March 5, 2026, and incorporated herein by reference).

3.7	Bylaws of Reviva Pharmaceuticals Holdings, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed on December 14, 2020, and incorporated herein by reference).

3.8

Amendment No. 1, as adopted and approved by the Board of Directors on September 26, 2025, to the Bylaws of Reviva Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).

4.1*	Description of Securities.

4.2	Form of Assumed Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

4.3	Specimen common stock certificate of the Company (filed as Exhibit 4.4 to the Company’s Form S-4 (File No. (333-245057) as filed on November 3, 2020, and incorporated herein by reference).

4.4	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Form 10-Q as filed on August 16, 2021, and incorporated herein by reference).

4.5	Form of Pre-Funded Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Company’s Form 10-Q as filed on August 16, 2021, and incorporated herein by reference).

4.6

Warrant Agency Agreement, dated June 1, 2021, between the Company and Continental Stock Transfer & Trust Company (filed as Exhibit 4.3 to the Company’s Form 10-Q as filed on August 16, 2021, and incorporated herein by reference).

4.7	Form of Private Pre-Funded Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on September 7, 2022, and incorporated herein by reference).

4.8	Form of Private Placement Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on September 7, 2022, and incorporated here by reference).

4.9	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on November 17, 2023, and incorporated herein by reference).

4.10	Form of Common Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on November 17, 2023, and incorporated herein by reference).

4.11	Form of Common Warrant from May 2024 Offering (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2024).

4.12	Form of Warrant Amendment Agreement from May 2024 Offering (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2024)

4.13	Form of Warrant from August 2024 Offering (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2024).

4.14	Form of Pre-Funded Warrant from August 2024 Offering (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2024).

4.15	Form of Underwriter Warrant from August 2024 Offering (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2024).

4.16	Form of Warrant Amendment Agreement from August 2024 Offering (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2024).

4.17	Form of Series A Common Stock Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2024).

4.18	Form of Series B Common Stock Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2024).

4.19	Form of Series C Common Stock Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).

4.20	Form of Series D Common Stock Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).

4.21	Form of Series E Common Stock Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2025).

4.22	Form of Series F Common Stock Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2025).

4.23	Form of Pre-Funded Warrant from March 2026 Public Offering (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026).

4.24	Form of Series G Warrant from March 2026 Public Offering (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026).

4.25	Form of Series H Warrant from March 2026 Public Offering (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026).

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

10.23

Investment Management Trust Agreement, dated August 20, 2018, by and between Tenzing and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of Tenzing’s Form 8-K (File No. 001-38634), filed with the SEC on August 24, 2018).

10.24	Securities Purchase Agreement between Tenzing and Tenzing LLC (incorporated by reference to Exhibit 10.4 of Tenzing's Form S-1 (File No. 333-226263), filed with the SEC on July 20, 2018).

10.25

Form of Amended and Restated Unit Purchase Agreement between Tenzing and the Sponsor (incorporated by reference to Exhibit 10.4 of Tenzing’s Form S-1 (File No. 333-226263), filed with the SEC on August 16, 2018).

10.26	Form of Unit Purchase Agreement between Tenzing and Maxim Group LLC (incorporated by reference to Exhibit 10.7 of Tenzing’s Form S-1 (File No. 333-226263), filed with the SEC on August 16, 2018).

10.27

Promissory Note, dated February 10, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed on February 14, 2020, and incorporated herein by reference).

10.28	Promissory Note, dated May 21, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

10.29	Promissory Note, dated July 24, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed on July 29, 2020, and incorporated herein by reference).

10.30

Promissory Note, dated August 18, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed on August 18, 2020, and incorporated herein by reference).

10.31

Promissory Note, dated September 24, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2020, and incorporated herein by reference).

10.32

Promissory Note, dated November 12, 2020, issued by Tenzing Acquisition Corp. to Tenzing LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2020, and incorporated herein by reference).

10.33

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

10.37	Form of Securities Purchase Agreement from May 2024 Offering (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2024).

10.38	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).

10.39

Placement Agency Agreement, dated June 26, 2025, between Reviva Pharmaceuticals Holdings, Inc. and A.G.P./Alliance Global Partners (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).

10.40	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2025).

10.41

Placement Agency Agreement, dated September 18, 2025, between Reviva Pharmaceuticals Holdings, Inc. and A.G.P./Alliance Global Partners (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2025).

10.42	Form of Securities Purchase Agreement from March 2026 Public Offering (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026).

10.43

Placement Agency Agreement, dated March 18, 2026, between Reviva Pharmaceuticals Holdings, Inc. and A.G.P./Alliance Global Partners (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026).

16.1	Letter of Moss Adams LLP to the Securities and Exchange Commission dated June 6, 2025 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on June 6, 2025, and incorporated herein by reference).

19.1

Reviva Pharmaceuticals Holdings, Inc. Statement of Company Policy on Insider Trading and Policy Regarding Special Trading Procedures (filed as Exhibit 19.1 to the Company’s Annual Report on 10-K filed on April 3, 2025, and incorporated herein by reference).

21.1	List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Current Report on Form 8-K as filed on December 18, 2020 and incorporated herein by reference).

23.1*	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97.1#	Reviva Pharmaceuticals Holdings, Inc. Compensation Recovery Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2024, and incorporated herein by reference).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

Reviva Pharmaceuticals Holdings, Inc. (Registrant)

Date: March 27, 2026	By: /s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2026	By: /s/ Narayan Prabhu
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

Signature	Title	Date
/s/ Laxminarayan Bhat	Chief Executive Officer and Director	March 27, 2026
Laxminarayan Bhat	(Principal Executive Officer)

/s/ Narayan Prabhu	Chief Financial Officer	March 27, 2026
Narayan Prabhu	(Principal Financial and Accounting Officer)

/s/ Parag Saxena	Chairman of the Board	March 27, 2026
Parag Saxena

/s/ Richard Margolin	Director	March 27, 2026
Richard Margolin

/s/ Purav Patel	Director	March 27, 2026
Purav Patel

/s/ Les Funtleyder	Director	March 27, 2026
Les Funtleyder

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Reviva Pharmaceuticals Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reviva Pharmaceuticals Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

San Francisco, California

March 27, 2026

We have served as the Company’s auditor since 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$14,438,792	$13,476,331
Prepaid clinical trial costs	—	540,601
Prepaid expenses and other current assets	664,685	666,435
Total current assets	15,103,477	14,683,367
Non-current prepaid clinical trial costs	819,721	819,721
Total Assets	$15,923,198	$15,503,088

Liabilities and Stockholders’ Equity

Liabilities
Short-term debt	$406,875	$458,154
Accounts payable	3,009,074	6,283,430
Accrued clinical expenses	2,582,094	6,723,719
Accrued compensation	485,899	635,587
Other accrued liabilities	791,611	500,616
Total current liabilities	7,275,553	14,601,506
Warrant liabilities	—	89,010
Total Liabilities	7,275,553	14,690,516

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock, par value of $0.0001; 515,000,000 and 315,000,000 shares authorized; 5,872,865 and 2,359,327 shares issued and outstanding as of December 31, 2025 and 2024, respectively	11,655	4,658
Preferred Stock, par value of $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Additional paid-in capital	192,773,942	165,080,964
Accumulated deficit	(184,137,952)	(164,273,050)
Total stockholders' equity	8,647,645	812,572

Total Liabilities and Stockholders’ Equity	$15,923,198	$15,503,088

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Operating expenses
Research and development	$11,708,906	$22,907,368
General and administrative	8,491,125	7,891,521
Total operating expenses	20,200,031	30,798,889
Loss from operations	(20,200,031)	(30,798,889)

Other income (expense)
Gain on remeasurement of warrant liabilities	89,010	717,645
Interest expense	(13,402)	(18,497)
Interest income	311,370	361,369
Other expense, net	(32,960)	(160,916)
Total other income, net	354,018	899,601
Loss before provision for income taxes	(19,846,013)	(29,899,288)
Provision for income taxes	18,889	19,514
Net loss	$(19,864,902)	$(29,918,802)

Net loss per share:
Basic and diluted	$(5.48)	$(17.73)

Weighted average shares outstanding
Basic and diluted	3,627,890	1,687,738

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	2,359,327	$4,658	$165,080,964	$(164,273,050)	$812,572
Common stock issued in connection with warrant exercises	997,738	1,995	6,974,070	—	6,976,065
Issuance of common stock in At-The-Market (ATM) offering, net of transaction costs	150,800	302	1,466,838	—	1,467,140
Issuance of common stock in June 2025 and September 2025 public offerings, net of transaction costs	2,350,000	4,700	7,258,095	—	7,262,795
Issuance of common stock warrants in June 2025 and September 2025 public offerings, net of transaction costs	—	—	9,766,116	—	9,766,116
Vesting of restricted common stock issued to consultant for services	15,000	—	—	—	—
Stock-based compensation expense	—	—	2,227,859	—	2,227,859
Net loss	—	—	—	(19,864,902)	(19,864,902)
Balance at December 31, 2025	5,872,865	$11,655	$192,773,942	$(184,137,952)	$8,647,645

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	1,426,294	$2,792	$140,070,172	$(134,354,248)	$5,718,716
Common stock issued in connection with prefunded warrant exercises	74,283	149	—	—	149
Issuance of common stock in offering, net of transaction costs	858,750	1,717	10,918,984	—	10,920,701
Issuance of common stock warrants in offering, net of transaction costs	—	—	10,421,225	—	10,421,225
Issuance of prefunded warrants in offering, net of transaction costs	—	—	470,057	—	470,057
Issuance of underwriter warrants in offering	—	—	165,952		165,952
Modification of existing warrants, net of transaction costs	—	—	1,073,416	—	1,073,416
Stock-based compensation expense	—	—	1,630,341	—	1,630,341
Settlement of bonuses in form of stock options	—	—	330,816	—	330,816
Net loss	—	—	—	(29,918,802)	(29,918,802)
Balance at December 31, 2024	2,359,327	$4,658	$165,080,964	$(164,273,050)	$812,572

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(19,864,902)	$(29,918,802)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(89,010)	(717,645)
Stock-based compensation expense	2,227,859	1,630,341
Changes in operating assets and liabilities:
Prepaid clinical trial costs (current and non-current)	540,601	(1,282,027)
Prepaid expenses and other current assets	1,750	(411,798)
Accounts payable	(3,407,773)	2,291,186
Accrued expenses and other current liabilities	(4,003,168)	(5,135,171)
Net cash used in operating activities	(24,594,643)	(33,543,916)
Cash flows from financing activities
Proceeds from issuance of short-term debt	406,875	976,904
Repayment of short-term debt	(458,154)	(518,750)
Proceeds from issuance of common stock in ATM offering, net of transaction costs paid	1,477,407	—
Proceeds from issuance of common stock, common stock warrants, prefunded warrants and from modification of existing warrants, in offerings, net of transaction costs paid	17,154,911	23,194,488
Proceeds from exercise of common stock warrants	6,976,065	149
Net cash provided by financing activities	25,557,104	23,652,791
Net increase (decrease) in cash and cash equivalents	962,461	(9,891,125)
Cash and cash equivalents, beginning of period	13,476,331	23,367,456
Cash and cash equivalents, end of period	$14,438,792	$13,476,331

Supplemental disclosures of cash flow information:
Cash paid for taxes	$3,369	$3,417
Cash paid for interest	$13,402	$18,497

Noncash Investing and Financing Activities:
Settlement of bonuses in form of stock options	$—	$330,816
Warrant modification recorded in stockholders' equity	$—	$1,073,416
Issuance of common stock warrants	$9,766,116	$10,421,225
Issuance of prefunded warrants	$—	$470,057
Issuance of underwriter warrants	$—	$165,952
Transaction costs related to offerings included in accounts payable and accrued expenses	$136,267	$143,136

The accompanying notes are an integral part of these consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

Reverse Stock Split

On March 9, 2026, Reviva completed a 1-for-20 reverse stock split of its issued and outstanding shares of common stock. The Reverse Split did not change the number of authorized shares of common stock or par value of common stock. No cash or fractional shares were issued in connection with the Reverse Split, and instead the Company rounded up to the next whole share in lieu of issuing factional shares that would have been issued in the Reverse Split. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s outstanding stock options, restricted common stock, and warrants, the exercise price of the Company’s outstanding stock options, restricted common stock and warrants, and the number of shares reserved for issuance under the Company’s equity incentive plan. All share, common stock warrant, prefunded warrant, restricted common stock and common stock option amounts, and per share, per common stock warrant, per prefunded warrant, per restricted common stock and per common stock option amounts, in these consolidated financial statements have been retrospectively adjusted as appropriate to reflect the Reverse Stock Split.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Reviva Pharmaceuticals Holdings, Inc. and its wholly owned subsidiaries Reviva Pharmaceuticals, Inc. and Reviva Pharmaceuticals India Pvt. Ltd. The Company's foreign subsidiary’s functional currency is the U.S. dollar. The Company recognizes a foreign currency transaction gain or loss each reporting period as part of other expense, net, on the consolidated statement of operations. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. All transactions and balances between the parent and its subsidiaries have been eliminated in consolidation.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation and used by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company and the Company’s CODM, the Company’s chief executive officer, view the Company’s operations and manage its business as a single operating segment. See Note 9, Segment Information, for more information.

Liquidity and going concern

The Company has incurred losses since inception and as of December 31, 2025, the Company had a working capital surplus of approximately $7.8 million, an accumulated deficit of $184.1 million and cash and cash equivalents on hand of approximately $14.4 million. The Company's net loss for the years ended December 31, 2025 and 2024, was approximately $19.9 million and $29.9 million, respectively. The Company expects to incur significant expenses and increased operating losses for the next several years. The Company expects its expenses to increase in connection with its ongoing activities to research, develop and commercialize its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

The Company’s current cash on hand is not sufficient to satisfy its operating cash needs for the 12 months from the date that the consolidated financial statements are issued. The Company believes that it has adequate cash on hand to cover anticipated outlays into early 2027 but will need additional fundraising activities and cash on hand prior to such time. The Company has based this estimate, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than it currently expects. The Company will need to raise additional funds to continue funding its development efforts and operations. The Company intends to secure such additional funding, although there are no guarantees or commitments for additional funding. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. The amount and timing of the Company's future funding requirements will depend on many factors, including the pace and results of the Company's clinical development efforts. The Company will seek to fund its operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. During 2025, the Company raised capital through registered financial offerings, including public offerings of common stock and warrants and sales of common stock pursuant to the Company's May 2025 ATM Sales Agreement (Note 4). Refer to Note 10, Subsequent Events, for information about financing activity after December 31, 2025, including additional sales of common stock under the May 2025 ATM Sales Agreement and the Company's March 2026 Public Offering. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying, discontinuing certain clinical activities or ceasing operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Substantially all the Company’s cash and cash equivalents are held in demand deposit and money market funds at three financial institutions. Deposits in financial institutions may, from time to time, exceed federally insured limits. Amounts held in demand deposit in excess of federally insured limits, totaled $878,844 and $937,004 as of December 31, 2025 and December 31, 2024, respectively. To date, the Company has not experienced any losses on its deposits of cash.

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

The Company contracts with vendors and consultants to provide services related to the Company’s research and development. Costs and expenses incurred that represented 10% or more of research and development costs for the years ended December 31, 2025 and 2024 consisted of the following: during the year ended December 31, 2025 costs from one vendor represented 39% of total research and development expenses and during the year ended December 31, 2024 costs from two vendors represented 40% and 14% of total research and development expenses, respectively.

The Company’s operating results may be materially affected by the foregoing factors.

Cash and cash equivalents

As of December 31, 2025 and 2024 the Company’s cash was maintained in demand deposit forms at three financial institutions. The Company considers any highly liquid investments, such as money market funds, with an original maturity of three months or less to be cash and cash equivalents.

The components of cash and cash equivalents were as follows:

	As of December 31, 2025	As of December 31, 2024

Cash on deposit	$1,210,072	$1,272,704
Money market funds (cash equivalents)	13,228,720	12,203,627
Cash and cash equivalents	$14,438,792	$13,476,331

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

The Company's equity classified and liability classified warrants measured at fair value using significant unobservable inputs and are therefore categorized within Level 3 of the fair value hierarchy. In determining the fair value of equity classified warrants, the Company utilizes the Black-Scholes-Merton model using assumptions regarding volatility, expected term of the warrants, expected divided rate, and risk-free interest rates. In determining the fair value of liability classified warrants, the Company utilizes a Lattice model using assumptions regarding volatility, expected term of the warrants, expected dividend, and risk-free interest rates. These assumptions are described as:

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

Clinical trial costs

The Company records clinical trial costs as they are incurred. For any unbilled costs as of each reporting date, the Company determines the amounts to accrue by obtaining reports from its vendors, including the Company's contract research organizations (“CROs”), and communicating with the Company's personnel and suppliers to identify services that have been performed, but not yet billed. The Company further validates the completeness of its accruals by reconciling payments and invoices, and reviewing vendor contracts and purchase orders. As necessary, the Company obtains milestones and percentage completion reports from vendors and will estimate the level of service performed and the associated cost incurred for the services when the Company have not yet been invoiced or otherwise notified of the actual cost.

During the year-ended December 31, 2025 all patient visits concluded and clinical sites were closed. Clinical trial costs were therefore recorded based on actual costs to date provided by the Company's CROs, as the clinical trials in progress are in the wind-down phase. Previously, the Company's accrued clinical trial costs for patients and sites included the calculation of patient visits incurred, but not yet reported by the vendor. The calculation previously involved the use of key inputs and assumptions such as estimated budget, estimated unreported costs based on historical trending of reported costs to date, and projected costs remaining until the conclusion of the trials which is no longer necessary given the status of the clinical trials.

For all other clinical trial costs the Company's estimated accrued expenses are based on facts and circumstances known to the Company at that time. The Company will confirm the accuracy of its estimates with the service providers and adjust if necessary.

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

Income taxes

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its opening results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. The Company generated a deferred tax asset through net operating loss ("NOL") carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry forward prior to its expiration. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

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

Short-term debt

In December 2025 and 2024, the Company obtained new financing for the renewal of certain policy premiums related to Director and Officers liability insurance. The governing agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes, and fees financed during 2025 was $406,875, of which a principal balance of $325,500 was financed after accounting for the up-front payment made. The total premiums, taxes, and fees financed during 2024 was $458,154, of which a principal balance of $366,523 was financed after accounting for the up-front payment made. The 2025 financing arrangement provided for an annual percentage interest rate of 7.15% and a term of 10 months, with ten payments, inclusive of interest, payable on a monthly basis beginning January 2026 and continuing through October 2026. The 2024 financing arrangement provided for an annual percentage interest rate of 7.90% and a term of 10 months, with ten payments, inclusive of interest, payable on a monthly basis beginning January 2025 and continuing through October 2025.

New accounting pronouncements adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and income tax expense or benefit from continuing operations (separated by federal, state and foreign). The Company adopted ASU 2023-09 and applied the disclosure requirements on a prospective basis effective for the year ended December 31, 2025 (Note 8). The adoption did not affect our financial position or our results of operations, but resulted in additional disclosures.

New accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to require disclosure, in the notes to the consolidated financial statements, of specified information about certain costs and expenses. This ASU was further clarified by ASU 2025-01, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which was issued in December 2024. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

3.   NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and pre-funded warrants outstanding during the period. Diluted net loss per share includes potentially dilutive securities such as stock options, and warrants to purchase common stock (excluding prefunded warrants that are exercisable for $0.002 per warrant) unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2025 and 2024, because all such securities are anti-dilutive for all periods presented.

The components of basic and diluted net loss per share were as follows:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(19,864,902)	$(29,918,802)
Denominator:
Weighted-average common shares outstanding – basic and diluted	3,627,890	1,687,738
Net loss per share – basic and diluted	$(5.48)	$(17.73)

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive:

	Year Ended December 31,
	2025	2024
Shares issuable upon exercise of stock options	158,098	127,972
Shares issuable upon exercise of warrants to purchase common stock (excluding 98,439 prefunded warrants that are exercisable for $0.002 per warrant as of December 31, 2025 and 2024, respectively)	5,344,068	2,289,130
	5,502,166	2,417,102

The diluted net loss per share computation equals basic net loss per share for the years ended December 31, 2025 and 2024 because the Company had a net loss and the impact of the assumed exercise of stock options and certain warrants would be anti-dilutive.

4.   WARRANTS

The following is a summary of the Company’s warrant activity (number of common stock shares underlying the warrants) for the year ended December 31, 2025:

Warrant Issuance	Issuance Date	Exercise Price	Outstanding, December 31, 2024	Warrant Shares Issued	Warrant Shares Exercised	Warrant Shares Cancelled/ Expired	Outstanding, December 31 2025	Expiration Date
SPAC Public Warrants	December 2020	$230.00	344,066	—	—	(344,066)	—	December 2025
June 2021 Common Stock Warrants	June 2021	$82.500	222,254	—	—	—	222,254	May 2026
June 2021 Common Stock Warrants (August 2024 Amended)*	June 2021	$15.9280	109,999	—	—	—	109,999	August 2029
Pre-Public Private Company Warrants	December 2020	$459.80	6,023	—	—	(6,023)	—	July 2025
September 2022 Private Pre-Funded Warrants	September 2022	$0.002	69,170	—	—	—	69,170	September 2027
September 2022 Common Stock Warrants	September 2022	$48.00	69,170	—	—	—	69,170	September 2027
November 2023 Common Stock Warrants	November 2023	$100.00	97,560	—	—	—	97,560	November, 2028
November 2023 Common Stock Warrants (May 2024 Amended)**	November 2023	$29.100	68,293	—	—	—	68,293	May 2029
November 2023 Common Stock Warrants (August 2024 Amended)***	November 2023	$15.9280	126,830	—	—	—	126,830	August 2029
November 2023 Pre-Funded Warrants	November 2023	$0.002	29,269	—	—	—	29,269	November 2028
May 2024 Common Stock Warrants	May 2024	$29.100	94,937	—	—	—	94,937	May 2029
August 2024 Common Stock Warrants	August 2024	$15.9280	238,096	—	—	—	238,096	August 2029
August 2024 Underwriter Warrants	August 2024	$26.2500	11,905	—	—	—	11,905	August 2029
December 2024 Series A Common Stock Warrants	December 2024	$30.00	300,000	—	(2,763)	(297,237)	—	June 2025
December 2024 Series B Common Stock Warrants	December 2024	$30.00	600,000	—	(5,275)	—	594,725	December 2029
June 2025 Series C Common Stock Warrants	June 2025	$10.00	—	1,000,000	(7,175)	—	992,825	June 2030
June 2025 Series D Common Stock Warrants	June 2025	$10.00	—	1,000,000	(24,325)	—	975,675	June 2026
September 2025 Series E Common Stock Warrants	September 2025	$6.700	—	1,350,000	(132,150)	—	1,217,850	September 2030
September 2025 Series F Common Stock Warrants	September 2025	$6.700	—	1,350,000	(826,050)	—	523,950	September 2026
			2,387,572	4,700,000	(997,738)	(647,326)	5,442,508

* In August 2024, 109,999 of these warrants were modified to reduce the exercise price from $82.50 per warrant share, to $15.93 per warrant share and to extend the expiration of these warrants from May 2026 to August 2029.

** In May 2024, 68,293 of these warrants were modified to reduce the exercise price from $100 per warrant share, to $29.10 per warrant share and to extend the expiration of these warrants from November 2028 to May 2029.

*** In August 2024, 126,830 of these warrants (separate from the May 2024 modification) were modified to reduce the exercise price from $100 per warrant share, to $15.93 per warrant share and to extend the expiration of these warrants from November 2028 to August 2029.

May 2024 Registered Direct Offering

On May 29, 2024, the Company completed a registered direct offering (the “May 2024 Offering”), priced at the market under Nasdaq rules, and the Company sold and issued an aggregate of (i) 94,937 shares of its common stock, and (ii) warrants (the “May 2024 Common Stock Warrants”) exercisable for an aggregate of up to 94,937 shares of its common stock. The public offering price for each share of common stock and accompanying May 2024 Warrants to purchase one share of common stock was $31.60. The May 2024 Common Stock Warrants have a term of 5 years and expire on May 29, 2029. The net proceeds to the Company from the May 2024 Offering were $2.8 million, after deducting placement offering costs, agent fees and expenses and other offering expenses payable by the Company, of $0.4 million.

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

The following assumptions and key inputs were used to value the May 2024 Common Stock Warrants at the date of issuance:

Risk-free interest rate	4.6%
Expected term (years)	5
Expected volatility	93.00%
Stock price on valuation date	$26.80
Exercise price	$29.20
Expected dividend	—%

Accounting for Warrant Modification

In connection with the May 2024 Offering, on May 28, 2024, the Company entered into a warrant amendment agreement with the purchaser party to the Purchase Agreement, pursuant to which the Company agreed to amend the purchaser’s existing warrants to purchase 68,293 shares of common stock at an exercise price of $100 per share issued in November 2023 (the “May 2024 Existing Warrants”) in consideration for such purchaser party’s participation and purchase of approximately $3.0 million of securities in the May 2024 Offering and the payment of $0.2 million to (i) lower the exercise price of the May 2024 Existing Warrants to $29.10 per share and (ii) amend the expiration date of the May 2024 Existing Warrants to five years following the closing of the May 2024 Offering, effective upon the closing of the May 2024 Offering on May 29, 2024.

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

The following assumptions and key inputs were used to value the modification of the May 2024 Existing Warrants immediately before the modification and immediately after the modification:

	Immediately before the modification	Immediately after the modification
Risk-free interest rate	4.70%	4.60%
Expected term (years)	4.5	5.0
Expected volatility	97.00%	93.00%
Stock price on valuation date	$26.80	$26.80
Exercise price	$100.00	$29.20
Expected dividend	—%	—%

August 2024 Underwritten Offering

On August 22, 2024, the Company completed an underwritten offering and the Company sold and issued (i) 163,813 shares of common stock, (ii) pre-funded warrants (the “August 2024 Pre-Funded Warrants”) exercisable for an aggregate of up to 74,282 shares of common stock, and (iii) warrants (the “August 2024 Common Stock Warrants”) exercisable for an aggregate of 238,095 shares of common stock (the “August 2024 Offering”). The public offering price for each share of common stock and accompanying August 2024 Common Stock Warrants to purchase one share of common stock (including the pricing for the warrant repricing described below) was $21, and the public offering price for each August 2024 Pre-Funded Warrants and accompanying August 2024 Common Stock Warrants to purchase one share of common stock was $20.998. The net proceeds to the Company from the August 2024 Offering were approximately $3.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company of approximately $1.4 million.

Upon the closing of the August 2024 Offering, the Company issued to the Underwriter warrants to purchase up to 11,905 shares of common stock (the “August 2024 Underwriter Warrants”). The August 2024 Underwriter Warrants are exercisable at an exercise price of $26.25 per share and are exercisable during the five-year period commencing six months after the closing date of the August 2024 Offering.

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

The following assumptions and key inputs were used to value the August 2024 Common Stock Warrants, August 2024 Pre-funded Warrants, and August 2024 Underwriter Warrants at the date of issuance:

	August 2024 Common Stock Warrants	August 2024 Pre- Funded Warrants	August 2024 Underwriter Warrants
Risk-free interest rate	3.7%	3.7%	3.7%
Expected term (years)	5	5	5
Expected volatility	111.00%	111.00%	111.00%
Stock price on valuation date	$18.00	$18.00	$18.00
Exercise price	$15.93	$0.002	$26.25
Expected dividend	—%	—%	—%

Accounting for Warrant Modification

In connection with the August 2024 Offering, on August 20, 2024, the Company entered into a warrant amendment agreement (the “August 2024 Warrant Amendment Agreement”) with the purchaser of the August 2024 Pre-Funded Warrants, pursuant to which the Company agreed to amend the purchaser’s (i) warrants to purchase up to 126,829 shares of common stock at an exercise price of $100 per share issued in November 2023 and (ii) warrants to purchase up to 109,999 shares of common stock at an exercise price of $82.50 per share issued in June 2021 (together, the “August 2024 Existing Warrants”), in consideration for such investor’s participation in the August 2024 Underwritten Offering and the payment of $2.50 per August 2024 Existing Warrant (which amount is included in the $21 offering price above) to (i) lower the exercise price of the August 2024 Existing Warrants to $15.93 per share and (ii) amend the expiration date of the August 2024 Existing Warrants to five years following the closing of the August 2024 Offering, effective upon the closing of the August 2024 Offering on August 22, 2024.

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

The following assumptions and key inputs were used to value the modification of the warrants immediately before and immediately after the modification. Refer to Note 2, Summary of Significant Accounting Policies and Basis of Presentation, for details related to the determination of fair value for warrants:

	Immediately before the modification		Immediately after the modification
	June 2021 Common Stock Warrants	November 2023 Common Stock Warrants	June 2021 Common Stock Warrants	November 2023 Common Stock Warrants
Risk-free interest rate	4.10%	3.70%	3.70%	3.70%
Expected term (years)	1.76	4.25	5.00	5.00
Expected volatility	100.00%	111.00%	111.00%	111.00%
Stock price on valuation date	$22.80	$22.80	$22.80	$22.80
Exercise price	$82.50	$100.00	$15.93	$15.93
Expected dividend	—%	—%	—%	—%

December 2024 Underwritten Offering

On December 18, 2024, the Company completed an underwritten offering and the Company sold and issued (i) an aggregate of 600,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), (ii) Series A warrants exercisable for an aggregate of up to 300,000 shares of Common Stock (the “Series A Common Stock Warrants”) and (iii) Series B warrants exercisable for an aggregate of up to 600,000 shares of Common Stock (the “Series B Common Stock Warrants” and together with the Series A Common Stock Warrants, the “December 2024 Common Stock Warrants”), for aggregate net proceeds of $16.5 million (the “December 2024 Underwritten Offering”) after deducting placement offering costs, agent fees and expenses and other offering expenses payable by the Company of $1.5 million.

Each share of Common Stock was sold together with (i) a Series A Common Stock Warrant to purchase 0.5 of a share of Common Stock and (ii) a Series B Common Stock Warrant to purchase one share of Common Stock, at a combined public offering price of $30 per share of Common Stock and accompanying December 2024 Common Stock Warrants. The Series A Common Stock Warrants are exercisable immediately, expire six months from the date of issuance on June 18, 2025, and have an exercise price of $30 per whole share. The Series B Common Stock Warrants are exercisable immediately, expire 5 years from the date of issuance on December 18, 2029, and have an exercise price of $30 per share. The net proceeds to the Company from the December 2024 Underwritten Offering were approximately $16.5 million, after deducting placement offering costs, agent fees and expenses and other offering expenses payable by the Company.

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

The following assumptions and key inputs were used to value the December 2024 Common Warrants at the date of issuance:

	Series A Common Stock Warrants	Series B Common Stock Warrants
Risk-free interest rate	4.3%	4.4%
Expected term (years)	0.50	5.00
Expected volatility	120.00%	111.00%
Stock price on valuation date	$28.80	$28.80
Exercise price	$30.00	$30.00
Expected dividend	—%	—%

June 2025 Public Offering

On June 26, 2025, the Company entered into a placement agency agreement (the “June 2025 Placement Agency Agreement”) with A.G.P./Alliance Global Partners, as the placement agent (the “Placement Agent”), pursuant to which the Company sold in a public offering (i) an aggregate of 1,000,000 shares of the Company’s common stock, (ii) Series C warrants exercisable for an aggregate of up to 1,000,000 shares of common stock (the “Series C Common Warrants”) and (iii) Series D warrants exercisable for an aggregate of up to 1,000,000 shares of common stock (the “Series D Common Warrants” and together with the Series C Common Warrants, the “June 2025 Warrants”), for aggregate gross proceeds of $10.0 million (the “June 2025 Public Offering”). Each share of common stock was sold together with (i) a Series C Common Warrant to purchase one share of common stock and (ii) a Series D Common Warrant to purchase one share of common stock, at a combined public offering price of $10 per share of common stock and accompanying June 2025 Warrants. The Series C Common Warrants are exercisable immediately upon issuance, have a term of five years from the date of issuance and have an exercise price of $10 per share. The Series D Common Warrants are exercisable immediately upon issuance, have a term of twelve months from the date of issuance and have an exercise price of $10 per share. The net proceeds to the Company from the June 2025 Public Offering were approximately $9.0 million, after deducting placement agent fees and expenses and other offering expenses payable by the Company.

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

The fair value of the June 2025 Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance. Refer to Note 2, Summary of Significant Accounting Policies and Basis of Presentation, for further detail regarding how these assumptions were determined. The grant date relative fair value of the Series C and Series D Common Warrants was estimated to be $3.1 million and $2.0 million, respectively, recognized as additional paid-in capital in the consolidated balance sheet as they were determined to be equity classified and categorized as Level 3 within the fair value hierarchy.

The following assumptions and key inputs were used to value the June 2025 Warrants at the date of issuance:

	Series C Common Stock Warrants	Series D Common Stock Warrants
Risk-free interest rate	3.8%	4.0%
Expected term (years)	5.00	1.00
Expected volatility	119.00%	157.00%
Stock price on valuation date	$7.20	$7.20
Exercise price	$10.00	$10.00
Expected dividend	—%	—%

September 2025 Public Offering

On September 18, 2025, the Company entered into a placement agency agreement (the “September 2025 Placement Agency Agreement”) with the Placement Agent, pursuant to which the Company sold in a public offering (i) an aggregate of 1,350,000 shares of the Company’s common stock, (ii) Series E warrants exercisable for an aggregate of up to 1,350,000 shares of common stock (the “Series E Common Warrants”) and (iii) Series F warrants exercisable for an aggregate of up to 1,350,000 shares of common stock (the “Series F Common Warrants” and together with the Series E Common Warrants, the “September 2025 Warrants”), for aggregate gross proceeds of $9.0 million (the “September 2025 Public Offering”). Each share of common stock was sold together with (i) a Series E Common Warrant to purchase one share of common stock and (ii) a Series F Common Warrant to purchase one share of common stock, at a combined public offering price of $134 per share of common stock and accompanying September 2025 Warrants. The Series F Common Warrants are exercisable immediately upon issuance, have a term of five years from the date of issuance and have an exercise price of $134 per share. The Series E Common Warrants are exercisable immediately upon issuance, have a term of twelve months from the date of issuance and have an exercise price of $134 per share. The net proceeds to the Company from the September 2025 Public Offering were approximately $8.1 million, after deducting placement agent fees and expenses and other offering expenses payable by the Company.

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

The fair value of the September 2025 Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance. Refer to Note 2, Summary of Significant Accounting Policies and Basis of Presentation, for further detail regarding how these assumptions were determined. The grant date relative fair value of the Series E Common Warrants and Series F Common Warrants was estimated to be $2.9 million and $1.8 million, respectively, recognized as additional paid-in capital in the consolidated balance sheet as they were determined to be equity classified and categorized as Level 3 within the fair value hierarchy.

The following assumptions and key inputs were used to value the September 2025 Warrants at the date of issuance:

	Series E Common Stock Warrants	Series F Common Stock Warrants
Risk-free interest rate	3.7%	3.6%
Expected term (years)	5.00	1.00
Expected volatility	129.00%	154.00%
Stock price on valuation date	$6.20	$6.20
Exercise price	$6.70	$6.70
Expected dividend	—%	—%

5. STOCKHOLDERS' EQUITY, EQUITY INCENTIVE PLANS, AND STOCK-BASED COMPENSATION

Our authorized capital stock consists of:

•	515,000,000 shares of common stock, par value $0.0001 per share; and

•	10,000,000 shares of preferred stock, par value $0.0001 per share.

On December 18, 2025, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, to increase the Company’s authorized shares of common stock, par value $0.0001 per share, from 315,000,000 to 515,000,000.

As of December 31, 2025 there were 5,872,865 shares of our common stock outstanding, and no shares of preferred stock outstanding. As of December 31, 2024, there were 2,359,327 shares of our common stock outstanding, and no shares of preferred stock outstanding.

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

Equity Offering Activity

On May 29, 2024, the Company closed the sale of 94,937 shares of common stock and the May 2024 Warrants, pursuant to the securities purchase agreement entered into between the Company and several purchasers on May 28, 2024. Refer to Note 4, Warrants, for additional details.

On August 22, 2024, we completed an underwritten offering for the issuance and sale of 163,813 shares of common stock, the August 2024 Warrants and the August 2024 Pre-funded Warrants. Refer to Note 4, Warrants, for additional details.

On December 18, 2024 the Company closed the sale of the December Underwriting Agreement for the offering, issuance and sale of 600,000 shares of common stock and December 2024 Common Stock Warrants. Refer to Note 4, Warrants, for additional details.

On June 26, 2025, the Company closed the sale of 1,000,000 shares of common stock, the Series C Common Warrants, and the Series D Common Warrants as part of a public offering. Refer to Note 4, Warrants, for additional details.

On September 18, 2025, the Company closed the sale of 1,350,000 shares of common stock, the Series E Common Warrants, and the Series F Common Warrants as part of a public offering. Refer to Note 4, Warrants, for additional details.

As of December 31, 2025, the Company has shares of common stock reserved for future issuance as follows:

Shares underlying outstanding warrants	5,442,508
Shares reserved for future grants under the 2020 Equity Incentive Plan	340,793
Shares underlying outstanding stock options	158,098
Total common stock reserved for future issuance	5,941,399

May 2025 ATM Sales Agreement

On May 30, 2025, the Company entered into an at market issuance sales agreement (the “May 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Alliance Global Partners serving as agents (the “Agents”), with respect to an at-the-market ("ATM") offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50 million through the Agents. During the year ended December 31, 2025, the Company sold 150,800 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of approximately $1.5 million after deducting sales agent commissions and other offering expenses of approximately $0.4 million.

2020 Equity Incentive Plan

During the year ended December 31, 2025, in accordance with the “evergreen” provision in the Company's 2020 Equity Incentive Plan (the "Evergreen Provision"), an additional 232,896 shares (the “Evergreen Shares”) were automatically made available for issuance for future awards under such plan on the first day of 2025, which represents 10% of the number of shares of common stock outstanding on December 31, 2024. The Evergreen Shares are included in the 2020 Equity Incentive Plan share reserve as of December 31, 2025. As of December 31, 2025, the Company had 340,793 shares reserved for future grants under the 2020 Equity Incentive Plan. Following the December 31, 2025 balance sheet date, in accordance with the Evergreen Provision, an additional 584,250 shares were automatically made available for issuance under the plan on the first day of 2026, representing approximately 10% of the number of shares of common stock outstanding on December 31, 2025.

In August 2025, the Company awarded 15,000 shares of restricted common stock to a consultant in exchange for services to be provided, all of which were vested as of December 31, 2025. These shares of restricted common stock were issued pursuant to the Company's 2020 Equity Incentive Plan. The fair value of these shares of restricted common stock was determined based on the share price of the Company as of the grant date, and was approximately $0.2 million.

Stock-based Compensation Expense

The Company records stock-based compensation expense based on the fair value of stock options and shares of restricted common stock granted to employees, non-employee consultants and non-employee directors. During the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense of approximately $2.2 million and $1.6 million, respectively. As of December 31, 2025, the Company had unrecognized stock-based compensation expense of $1.2 million, which is expected to be recognized over a weighted-average period of 1.4 years.

The fair value of options granted during the year ended December 31, 2025 and 2024 used the following ranges of assumptions and key inputs:

Black-Scholes-Merton Inputs
	Year Ended December 31, 2025			Year Ended December 31, 2024
Risk-free interest rate	3.7%	-	4.4%	3.4%	-	4.2%
Expected term (in years)	5.4	-	6.1	5.0	-	5.6
Expected volatility	110%	-	130	111%	-	118%
Expected dividend yield	—%			—%

The weighted average fair value of stock options granted for the year ended December 31, 2025 and 2024 was $28.40 and $20.20, respectively. The options have a contractual term of 10 years.

Activity under the Company's equity compensation plan for the years ended December 31, 2025 and 2024 is as follows:

	Number of Options Outstanding	Weighted Average Exercise price per share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2023	79,028	$130.20	9.11	$300,969
Granted*	54,780	24.20	—	—
Expired/Cancelled	(5,837)	205.40	—	—
Balance, December 31, 2024	127,971	$81.40	8.88	$683,016
Granted	47,627	34.60
Expired/Cancelled	(17,500)	67.80	—	—
Balance, December 31, 2025	158,098	$68.80	8.22	$—
Options vested and exercisable at December 31, 2025	121,693	$76.80	8.05	$—

* For the year ended December 31, 2024, the Company settled certain accrued bonus amounts through the issuance of a total of 16,641 stock options to certain employees, in lieu of cash bonuses. The fair value of those stock options was approximately $330,816 and this amount was recorded directly to additional paid-in capital on the consolidated balance sheet as the stock options were issued to settle an accrued bonus amount for which the associated expense was previously recognized in the consolidated statement of operations. This amount is not included within the expenses disclosed below.

For the year ended December 31, 2025 and 2024, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Year Ended December 31,
	2025	2024
Research and development	$839,015	$950,247
General and administrative	1,388,844	680,094
Total stock-based compensation expense	$2,227,859	$1,630,341

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

Operating Leases

The Company leases a corporate office located at 10080 N. Wolfe Road, Suite SW3-200, Cupertino, CA 95014. The lease has a 12-month term and includes a renewal option. The operating lease cost for the years ended December 31, 2025 and 2024 was approximately $55,400 and 50,180, respectively. The lease was renewed in January 2026 for an additional twelve months, with a monthly lease payment of approximately $4,800.

Litigation

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

7. FAIR VALUE MEASUREMENTS

The following tables provide a summary of the assets and liabilities that are required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of December 31, 2025 and 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$13,228,720	$—	$—	$13,228,720
Total assets measured and recorded at fair value	$13,228,720	$—	$—	$13,228,720

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$12,203,627	$—	$—	$12,203,627
Total assets measured and recorded at fair value	$12,203,627	$—	$—	$12,203,627
Liabilities:
Warrant liabilities	$—	$—	$89,010	$89,010
Total liabilities measured and recorded at fair value	$—	$—	$89,010	$89,010

The following table summarizes the changes in the fair value of the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31,
	2025	2024
Balance, beginning of period	$89,010	$806,655
Change in fair value of warrant liabilities	(89,010)	(717,645)
Balance, end of period	$—	$89,010

In prior years, the Company issued warrants to purchase 27,816 shares of common stock in a private-placement (the "Private Warrants") and classified the warrants as derivative liabilities, pursuant to ASC 815, as the Private Warrants have an exercise price that is subject to potential adjustment, with subsequent changes in their fair values to be recognized in the consolidated statement of operations at each reporting date. The Company calculated the fair value of the Private Warrants as of December 31, 2024 as $89,010 using a Lattice model. The Private Warrants expired on December 14, 2025. Upon expiration, the associated warrant liabilities were derecognized, and the remaining fair value was written off through the consolidated statement of operations.

The assumptions and key inputs used in the Lattice calculation were the following:

December 31, 2024
Risk-free interest rate	4.17%
Remaining expected term of Private Warrants	0.95
Expected volatility(1)	128.70%
Stock price on valuation date	$36.20
Exercise price	$230.00
Expected dividend	—%

(1) Based on volatility implied by the Company's publicly traded warrant market price.

8. INCOME TAXES

As a result of the Company's history of net operating losses and the full valuation allowance against its deferred tax assets, there was no current or deferred income tax provision other than current state minimum taxes and current foreign taxes for the years ended December 31, 2025 and 2024.

Domestic and international pre-tax income/(loss) consists of the following:

	December 31,
	2025	2024

United States	$(19,934,208)	$(29,847,961)
International	88,195	(51,327)
Loss before income taxes	$(19,846,013)	$(29,899,288)

The provision for income taxes is attributable to operations and is comprised of the following:

	December 31,
	2025	2024
Current:
Federal	$—	$—
State	9,036	2,100
Foreign	9,853	17,414
Current total	$18,889	$19,514

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Deferred total	—	—
Provision for income taxes	$18,889	$19,514

The Company has elected to prospectively adopt the guidance in ASU No, 2023-09, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The reconciliation of the federal statutory income tax rate to the Company's provision for income taxes for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 is as follows:

	December 31, 2025
	Amount	Percentage
U.S. Federal statutory tax rate	$(4,167,663)	21.0%
State and local income taxes, net of federal income tax effect	1,659	—%
Foreign tax effects - India	(5,183)	—%
Changes in valuation allowances	3,837,241	(19.3	) %
Nontaxable or nondeductible items	349,384	(1.8	) %
Other	3,451	—%
Provision for income taxes	$18,889	(0.1)%

Reconciliation to the statutory federal income tax rate and the Company's effective tax rate for the year ended December 31, 2024, consist of the following:

2024
U.S. Federal statutory tax rate	$(6,278,850)
State and local income taxes, net of federal income tax effect	127,499
Warrant expense	(150,705)
Stock-based compensation	56,333
Foreign rate differential	(2,053)
State true up	2,242,134
Other permanent differences	41,024
Valuation allowance	3,994,770
Other	(10,638)
Provision for income taxes	$19,514

The components of deferred tax assets included on the balance sheet are:

	December 31,
	2025	2024
NOL carryforwards	$18,966,713	$15,687,479
Accruals and reserves	8,402	(28,852)
Stock-based compensation	1,356,257	1,135,026
Capitalized Section 174	14,975,473	14,681,051
Others	18,736	13,636
	35,325,581	31,488,340
Valuation allowance	(35,325,581)	(31,488,340)
Net deferred tax assets	—	—
Deferred income taxes	$—	$—

Management has determined based on all the available information that a 100% valuation reserve is required against its deferred tax assets due to the uncertainty surrounding realization of such assets. Total increase in the valuation allowance is $3.8 million and $4.0 million for the years ending December 31, 2025 and 2024,  respectively.

As of December 31, 2025, the Company currently has net operating loss carryforwards of approximately $87.4 million and $8.7 million for U.S. Federal and state purposes, respectively. Approximately $35.9 million of the U.S. Federal losses begin to expire in 2029. The balance, all post-2017 federal net operating losses may be carried forward indefinitely.

As of December 31, 2025, the Company had $1.9 million research and development credit carryforwards to offset federal income taxes and $0.3 million of California research credit carryforwards to offset state income taxes. Both the federal and California credits will begin to expire in 2042 if unutilized.

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

The Company has elected to recognize interest and penalties related to uncertain tax positions as components of income tax expense. As of December 31, 2025, the Company has no accrual for payment of interest related to unrecognized tax benefits.

The Company’s income tax returns for all years remain open to examination by federal and state taxing authorities. The Company does not expect that is unrecognized tax benefit will change significantly in the next 12 months.

As of December 31, 2025 the Company has $2.1 million unrecognized tax benefits that, if recognized, would change its effective rate. The Company’s unrecognized tax benefit relates entirely to the federal and California research credits. The total increase in the unrecognized tax benefits is $0.4 million and $0.9 million for the years ending December 31, 2025 and 2024, respectively.

	December 31, 2025	December 31, 2024
Balance, beginning of period	$1,704,925	$802,571
Prior Year Increase/ (Decrease)	—	134,291
Current Year Increase/ (Decrease)	431,969	768,063
Balance, end of period	$2,136,894	$1,704,925

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

Consistent with the Company's management reporting, results of operations are reported on a consolidated basis for purposes of segment reporting. Net loss and research and development expenses are used to allocate resources and are reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as cash and cash equivalents.

The CODM does not review any measure of significant segment expenses or segment loss which differ from the level of reporting as reflected on the consolidated statement of operations.

10. SUBSEQUENT EVENTS

Reverse Stock Split

At Reviva's annual stockholders meeting held on December 18, 2025, the Company’s stockholders adopted and approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company's issued and outstanding shares of common stock, at a specific ratio, ranging from one-for-two (1:2) to one-for-twenty (1:20), at any time prior to December 31, 2026, with such ratio to be determined by our Board in its discretion.

On March 4, 2026, the Company filed the amendment to its Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company's common stock at a ratio of one-for-twenty (1:20) (the “Reverse Stock Split”). The Reverse Stock Split became effective in accordance with the terms of the amendment at 12:01 a.m. Eastern Time on March 9, 2026 under a new CUSIP number, 76152G-209. All share, common stock warrant, prefunded warrant, restricted stock and common stock option amounts, and per share, per common stock warrant, per prefunded warrant, per restricted stock and per common stock option amounts, in this Annual Report on Form 10-K, have been retrospectively adjusted as appropriate to reflect the Reverse Stock Split.

ATM Sales Activity

From January 1, 2026 through February 26, 2026, the Company sold 570,845 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of approximately $2.5 million after deducting sales agent commissions and other offering expenses of approximately $0.1 million.

March 2026 Public Offering

On March 20, 2026, the Company closed a public offering (the “March 2026 Public Offering”) conducted pursuant to a placement agency agreement (the “March 2026 Placement Agency Agreement”) and securities purchase agreements with certain investors participating in the offering (the “March 2026 Securities Purchase Agreements”), pursuant to which the Company issued and sold (i) an aggregate of 6,283,334 shares of common stock, (ii) pre-funded warrants (the “March 2026 Pre-Funded Warrants”) exercisable for an aggregate of up to 383,333 shares of common stock (the “March 2026 Pre-Funded Warrant Shares”), (iii) Series G warrants (the “Series G Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock (the “Series G Warrant Shares”) and (iv) Series H warrants (the “Series H Warrants” and together with the Series G Warrants, the “March 2026 Common Stock Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock (the “Series H Warrant Shares” and together with the March 2026 Pre-Funded Warrant Shares and Series G Warrant Shares, the “March 2026 Warrant Shares”), for aggregate gross proceeds of $10.0 million. Each share of common stock (or March 2026 Pre-Funded Warrant in lieu thereof) was sold together with (i) a Series G Warrant to purchase one share of common stock and (ii) a Series H Warrant to purchase one share of common stock, at a combined public offering price of $1.50 per share of common stock and accompanying March 2026 Common Stock Warrants (or a combined public offering price of $1.4999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Stock Warrants). The March 2026 Pre-Funded Warrants have an exercise price of $0.0001 per share and will expire when exercised in full. The Series G Warrants are exercisable immediately, have a term of five years from the date of issuance and have an exercise price of $1.50 per share. The Series H Warrants are exercisable immediately, have a term of twelve months and have an exercise price of $1.50 per share. The net proceeds to the Company from the March 2026 Public Offering were approximately $8.9 million, after deducting Placement Agent fees and expenses and other offering expenses payable by the Company.