Form 10-Q
period 2026-03-31
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2026-05-13
CIK 1742927

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RVPH	The Nasdaq Capital Market*

*Trading of the registrant’s common stock on Nasdaq will be suspended on May 14, 2026. The registrant’s common stock will be quoted on the OTCQB Venture Market operated by OTC Markets Group Inc. under the symbol “RVPH”.

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

As of May 13, 2026 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 13,110,377.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$22,190,231	$14,438,792
Prepaid clinical trial costs	819,721	—
Prepaid expenses and other current assets	549,684	664,685
Total current assets	23,559,636	15,103,477
Non-current prepaid clinical trial costs	—	819,721
Total Assets	$23,559,636	$15,923,198

Liabilities and Stockholders’ Equity

Liabilities
Short-term debt	$231,274	$406,875
Accounts payable	2,085,268	3,009,074
Accrued clinical expenses	2,675,687	2,582,094
Accrued compensation	408,519	485,899
Other accrued liabilities	718,407	791,611
Total current liabilities	6,119,155	7,275,553
Total Liabilities	6,119,155	7,275,553

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock, par value of $0.0001; 515,000,000 shares authorized; 12,810,377 and 5,872,865 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	12,348	11,655
Preferred Stock, par value of $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	204,762,072	192,773,942
Accumulated deficit	(187,333,939)	(184,137,952)
Total stockholders' equity	17,440,481	8,647,645

Total Liabilities and Stockholders’ Equity	$23,559,636	$15,923,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$1,435,135	$4,113,537
General and administrative	1,836,817	2,424,630
Total operating expenses	3,271,952	6,538,167
Loss from operations	(3,271,952)	(6,538,167)

Other income (expense)
Gain on remeasurement of warrant liabilities	—	61,194
Interest expense	(6,653)	(11,620)
Interest income	89,354	86,111
Other expense, net	(3,390)	(25,145)
Total other income, net	79,311	110,540
Loss before provision for income taxes	(3,192,641)	(6,427,627)
Provision for income taxes	3,346	5,213
Net loss	$(3,195,987)	$(6,432,840)

Net loss per share:
Basic and diluted	$(0.46)	$(2.61)

Weighted average shares outstanding
Basic and diluted	7,022,945	2,462,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
Three Months Ended March 31, 2026	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	5,872,865	$11,655	$192,773,942	$(184,137,952)	$8,647,645
Common stock issued in connection with warrant exercises	83,333	8	—	—	8
Issuance of common stock in At-The-Market (ATM) offering, net of transaction costs	570,845	57	2,528,879	—	2,528,936
Issuance of common stock in public offerings, net of transaction costs	6,283,334	628	3,510,664	—	3,511,292
Issuance of common stock warrants in public offerings, net of transaction costs	—	—	5,149,950	—	5,149,950
Issuance of prefunded warrants in offering, net of transaction costs	—	—	214,198	—	214,198
Stock-based compensation expense	—	—	584,439	—	584,439
Net loss	—	—	—	(3,195,987)	(3,195,987)
Balance at March 31, 2026	12,810,377	$12,348	$204,762,072	$(187,333,939)	$17,440,481

			Additional		Total Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
Three Months Ended March 31, 2025	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2024	2,359,327	$4,658	$165,080,964	$(164,273,050)	$812,572
Common stock issued in connection with prefunded warrant exercises	8,038	16	241,109	—	241,125
Stock-based compensation expense	—	—	919,119	—	919,119
Net loss	—	—	—	(6,432,840)	(6,432,840)
Balance at March 31, 2025	2,367,365	$4,674	$166,241,192	$(170,705,890)	$(4,460,024)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(3,195,987)	$(6,432,840)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	—	(61,194)
Stock-based compensation expense	584,439	919,119
Changes in operating assets and liabilities:
Prepaid clinical trial costs (current and non-current)	—	328,746
Prepaid expenses and other current assets	36,251	(89,631)
Accounts payable	(976,347)	(1,562,387)
Accrued expenses and other current liabilities	(249,652)	(1,296,011)
Net cash used in operating activities	(3,801,296)	(8,194,198)
Cash flows from financing activities
Repayment of short-term debt	(175,601)	(233,854)
Proceeds from issuance of common stock in ATM offering, net of transaction costs paid	2,535,337	—
Proceeds from issuance of common stock, common stock warrants, and prefunded warrants in offerings, net of transaction costs paid	9,192,991	—
Proceeds from exercise of common stock warrants	8	241,125
Net cash provided by financing activities	11,552,735	7,271
Net increase (decrease) in cash and cash equivalents	7,751,439	(8,186,927)
Cash and cash equivalents, beginning of period	14,438,792	13,476,331
Cash and cash equivalents, end of period	$22,190,231	$5,289,404

Supplemental disclosures of cash flow information:
Cash paid for taxes	$675	$1,075
Cash paid for interest	$6,653	$10,158

Noncash Investing and Financing Activities:
Issuance of common stock warrants	$5,149,950	$—
Issuance of prefunded warrants	$214,198	$—
Transaction costs related to offerings included in accounts payable and accrued expenses	$245,202	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  ORGANIZATION AND NATURE OF OPERATIONS

On December 14, 2020, our predecessor company, formerly known as Tenzing Acquisition Corp., a British Virgin Islands exempted company (“Tenzing”), and Reviva Pharmaceuticals, Inc., a Delaware corporation (together with its consolidated subsidiaries, “Old Reviva”), consummated the transactions (the “Business Combination”) contemplated by the Agreement and Plan of Merger, dated as of July 20, 2020 (as amended, the “Merger Agreement”), by and among Tenzing, Tenzing Merger Subsidiary Inc., a Delaware corporation and wholly-owned subsidiary of Tenzing (“Merger Sub”), Old Reviva, and the other parties thereto. Pursuant to the Merger Agreement, Merger Sub merged with and into Old Reviva, with Old Reviva surviving as our wholly owned subsidiary. We refer to this transaction as the Business Combination. In connection with and one day prior to the completion of the Business Combination, Tenzing re-domiciled out of the British Virgin Islands and continued as a company incorporated in the State of Delaware and changed its name to Reviva Pharmaceuticals Holdings, Inc. (together with its consolidated subsidiaries, the “Company”). Prior to the completion of the Business Combination, the Company was a shell company. Following the Business Combination, the business of Old Reviva is the business of the Company.

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

Reverse Stock Split

On March 9, 2026, Reviva completed a 1-for-20 reverse stock split of its issued and outstanding shares of common stock (the "Reverse Split"). The Reverse Split did not change the number of authorized shares of common stock or par value of the Company's common stock. No cash or fractional shares were issued in connection with the Reverse Split, and instead the Company rounded up to the next whole share in lieu of issuing factional shares that would have been issued in the Reverse Split. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s outstanding stock options, restricted common stock, and warrants, the exercise price of the Company’s outstanding stock options, restricted common stock and warrants, and the number of shares reserved for issuance under the Company’s equity incentive plan. All share, common stock warrant, prefunded warrant, restricted common stock and common stock option amounts, and per share, per common stock warrant, per prefunded warrant, per restricted common stock and per common stock option amounts, in these condensed consolidated financial statements have been retrospectively adjusted as appropriate to reflect the Reverse Split.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

The unaudited condensed consolidated balance sheet as of December 31, 2025, has been derived from the Company’s audited financial statements at that date but does not include all disclosures and financial information required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2025, which were included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Reviva Pharmaceuticals Holdings, Inc. and its wholly owned subsidiaries Reviva Pharmaceuticals, Inc. and Reviva Pharmaceuticals India Pvt. Ltd. The Company's foreign subsidiary’s functional currency is the U.S. dollar. The Company recognizes a foreign currency gain or loss each reporting period as part of other expense, net, on the consolidated statement of operations. Any such foreign currency gain or loss is recognized as part of other expense, net, on the condensed consolidated statement of operations. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. All transactions and balances between the parent and its subsidiaries have been eliminated in consolidation.

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation and used by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company and the Company’s CODM, the Company’s chief executive officer, view the Company’s operations and manage its business as a single operating segment. See Note 8, Segment Information, for more information.

Liquidity and going concern

The Company has incurred losses since inception and as of March 31, 2026, the Company had a working capital surplus of approximately $17.4 million, an accumulated deficit of $187.3 million and cash and cash equivalents on hand of approximately $22.2 million. The Company's net loss for the three months ended March 31, 2026 and 2025, was approximately $3.2 million and $6.4 million, respectively. The Company expects to incur significant expenses and increased operating losses for the next several years. The Company expects its expenses to increase in connection with its ongoing activities to research, develop and commercialize its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

The Company’s current cash on hand is not sufficient to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2026, the Company raised capital through registered financial offerings, including sales of common stock pursuant to the Company’s May 2025 ATM Sales Agreement (Note 5) and the sale of common stock, common stock warrants, and prefunded warrants through a public offering (Note 4). The Company believes that it has adequate cash on hand, including the net proceeds of the March 2026 public offering, to cover anticipated outlays into early 2027, but will need additional fundraising activities and cash on hand prior to such time. The Company has based this estimate, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than it currently expects. The Company will need to raise additional funds to continue funding its development efforts and operations. The Company intends to secure such additional funding, although there are no guarantees or commitments for additional funding. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. The amount and timing of the Company's future funding requirements will depend on many factors, including the pace and results of the Company's clinical development efforts. The Company will seek to fund its operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying, discontinuing certain clinical activities or ceasing operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Substantially all the Company’s cash and cash equivalents are held in demand deposit and money market funds at three financial institutions. Deposits in financial institutions may, from time to time, exceed federally insured limits. Amounts held in demand deposit in excess of federally insured limits, totaled $825,513 and $878,844 as of March 31, 2026 and December 31, 2025, respectively. To date, the Company has not experienced any losses on its deposits of cash.

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

The Company contracts with vendors and consultants to provide services related to the Company’s research and development. Costs and expenses incurred that represented 10% or more of research and development costs for the three months ended March 31, 2026 and 2025 consisted of the following: during the three months ended March 31, 2026 costs from one vendor represented 13% of total research and development expenses and during the three months ended March 31, 2025 costs from three vendors represented 53%, 18%, and 12% of total research and development expenses, respectively.

The Company’s operating results may be materially affected by the foregoing factors.

Cash and cash equivalents

As of March 31, 2026 and December 31, 2025, the Company’s cash was maintained in demand deposit forms at three financial institutions. The Company considers any highly liquid investments, such as money market funds, with an original maturity of three months or less to be cash and cash equivalents.

The components of cash and cash equivalents were as follows:

	As of March 31, 2026	As of December 31, 2025
Cash on deposit	$1,155,603	$1,210,072
Money market funds (cash equivalents)	21,034,628	13,228,720
Cash and cash equivalents	$22,190,231	$14,438,792

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

The Company's equity classified and liability classified warrants are measured at fair value using significant unobservable inputs and are therefore categorized within Level 3 of the fair value hierarchy. In determining the fair value of equity classified warrants, the Company utilizes the Black-Scholes-Merton model using assumptions regarding volatility, expected term of the warrants, expected divided rate, and risk-free interest rates. In determining the fair value of liability classified warrants, the Company utilizes a Lattice model using assumptions regarding volatility, expected term of the warrants, expected dividend, and risk-free interest rates. These assumptions are described as:

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

Due to their short maturities, the carrying amounts for cash and cash equivalents, prepaid expenses and other current assets, prepaid clinical trial costs, accounts payable, accrued clinical expenses, accrued compensation, short-term debt, and other accrued liabilities approximate their fair value.

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

During the year-ended December 31, 2025, all patient visits related to the ongoing trials concluded due to the completion of the Company's Phase 3 RECOVER-1 and OLE trials, and clinical sites were closed. Clinical trial costs were therefore recorded based on actual costs to date provided by the Company's CROs, as the clinical trials in progress are in the wind-down phase. Previously, the Company's accrued clinical trial costs for patients and sites included the calculation of patient visits incurred, but not yet reported by the vendor. The calculation previously involved the use of key inputs and assumptions such as estimated budget, estimated unreported costs based on historical trending of reported costs to date, and projected costs remaining until the conclusion of the trials which is no longer necessary given the status of the clinical trials.

For all other clinical trial costs the Company's estimated accrued expenses are based on facts and circumstances known to the Company at that time. The Company will confirm the accuracy of its estimates with the service providers and adjust if necessary.

Short-term debt

In December 2025, the Company obtained new financing for the renewal of certain policy premiums related to Director and Officers liability insurance. The governing agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarity about current interim disclosure requirements and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on the consolidated financial statements, but does not expect a material impact upon adoption.

3.   NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and pre-funded warrants outstanding during the period. Diluted net loss per share includes potentially dilutive securities such as stock options, and warrants to purchase common stock (excluding prefunded warrants that are exercisable for $0.002 per warrant and $0.0001 per warrant) unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2026 and 2025, because all such securities are anti-dilutive for all periods presented.

The components of basic and diluted net loss per share were as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(3,195,987)	$(6,432,840)
Denominator:
Weighted-average common shares outstanding – basic and diluted	7,022,945	2,462,573
Net loss per share – basic and diluted	$(0.46)	$(2.61)

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Shares issuable upon exercise of stock options	569,098	172,710
Shares issuable upon exercise of warrants to purchase common stock	18,677,403	2,281,093
	19,246,501	2,453,803

The shares issuable upon exercise of warrants to purchase common stock exclude (i) 398,439 prefunded warrants outstanding as of March 31, 2026, exercisable at $0.002 per warrant for 98,439 warrants and $0.0001 per warrant for 300,000 warrants, and (ii) 98,439 prefunded warrants exercisable at $0.002 per warrant outstanding as of March 31, 2025.

The diluted net loss per share computation equals basic net loss per share for the three months ended March 31, 2026 and 2025 because the Company had a net loss and the impact of the assumed exercise of stock options and certain warrants would be anti-dilutive.

4.   WARRANTS

The following is a summary of the Company’s warrant activity (number of common stock shares underlying the warrants) for the three months ended March 31, 2026:

Warrant Issuance	Issuance Date	Exercise Price	Outstanding, December 31, 2025	Warrant Shares Issued	Warrant Shares Exercised	Warrant Shares Cancelled/ Expired	Outstanding, March 31, 2026	Expiration Date
June 2021 Common Stock Warrants	June 2021	$82.50	222,254	—	—	—	222,254	May 2026
June 2021 Common Stock Warrants (August 2024 Amended)	June 2021	$15.93	109,999	—	—	—	109,999	August 2029
September 2022 Private Pre-Funded Warrants	September 2022	$0.002	69,170	—	—	—	69,170	September 2027
September 2022 Common Stock Warrants	September 2022	$48.00	69,170	—	—	—	69,170	September 2027
November 2023 Common Stock Warrants	November 2023	$100.00	97,560	—	—	—	97,560	November, 2028
November 2023 Common Stock Warrants (May 2024 Amended)	November 2023	$29.10	68,293	—	—	—	68,293	May 2029
November 2023 Common Stock Warrants (August 2024 Amended)	November 2023	$15.93	126,830	—	—	—	126,830	August 2029
November 2023 Pre-Funded Warrants	November 2023	$0.002	29,269	—	—	—	29,269	November 2028
May 2024 Common Stock Warrants	May 2024	$29.10	94,937	—	—	—	94,937	May 2029
August 2024 Common Stock Warrants	August 2024	$15.93	238,096	—	—	—	238,096	August 2029
August 2024 Underwriter Warrants	August 2024	$26.25	11,905	—	—	—	11,905	August 2029
December 2024 Series B Common Stock Warrants	December 2024	$30.00	594,725	—		—	594,725	December 2029
June 2025 Series C Common Stock Warrants	June 2025	$10.00	992,825	—	—	—	992,825	June 2030
June 2025 Series D Common Stock Warrants	June 2025	$10.00	975,675	—	—	—	975,675	June 2026
September 2025 Series E Common Stock Warrants	September 2025	$6.70	1,217,850	—	—	—	1,217,850	September 2030
September 2025 Series F Common Stock Warrants	September 2025	$6.70	523,950	—	—	—	523,950	September 2026
March 2026 Prefunded Warrants	March 2026	$0.0001	—	383,333	(83,333)	—	300,000	n/a
March 2026 Series G Warrants	March 2026	$1.50	—	6,666,667	—	—	6,666,667	March 2031
March 2026 Series H Warrants	March 2026	$1.50	—	6,666,667	—	—	6,666,667	March 2027
			5,442,508	13,716,667	(83,333)	—	19,075,842

March 2026 Public Offering

On March 20, 2026, the Company closed a public offering (the “March 2026 Public Offering”) pursuant to a placement agency agreement and a securities purchase agreements with certain investors participating in the offering, pursuant to which the Company issued and sold (i) an aggregate of 6,283,334 shares (the “Shares”) of the Company’s common stock, (ii) pre-funded warrants (the “March 2026 Pre-Funded Warrants”) exercisable for an aggregate of up to 383,333 shares of common stock, (iii) Series G warrants (the “Series G Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock and (iv) Series H warrants (the “Series H Warrants” and together with the Series G Warrants, the “March 2026 Common Stock Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock, for aggregate gross proceeds of $10.0 million. Each Share of common stock (or March 2026 Pre-Funded Warrant in lieu thereof) was sold together with (i) a Series G Warrant to purchase one share of common stock and (ii) a Series H Warrant to purchase one share of common stock, at a combined public offering price of $1.50 per Share of common stock and accompanying March 2026 Common Stock Warrants (or a combined public offering price of $1.4999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Stock Warrants). The March 2026 Pre-Funded Warrants have an exercise price of $0.0001 per share and will expire when exercised in full. The Series G Warrants are exercisable immediately, have a term of five years from the date of issuance and have an exercise price of $1.50 per share. The Series H Warrants are exercisable immediately, have a term of twelve months and have an exercise price of $1.50 per share. The net proceeds to the Company from the March 2026 Public Offering were approximately $8.9 million, after deducting placement agent fees and expenses and other offering expenses payable by the Company.

The Company evaluated the March 2026 Common Stock Warrants and March 2026 Pre-Funded Warrants in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that they should be classified as equity instruments, with no recurring fair value measurement required. The March 2026 Common Stock Warrants and March 2026 Pre-Funded Warrants are indexed to the Company’s common stock and are required to be settled through physical settlement or in certain circumstances if permitted net share settlement, if exercised. Accordingly, the March 2026 Common Stock Warrants and March 2026 Pre-Funded Warrants were recorded at their grant date fair value with no subsequent remeasurement.

The fair value of the March 2026 Common Stock Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance. Refer to Note 2, Summary of Significant Accounting Policies and Basis of Presentation, for further detail regarding how these assumptions were determined. Due to the nominal exercise price, the fair value of the pre‑funded warrants approximated the fair value of the Company’s common stock on the issuance date. The grant date relative fair value of the Series G Warrants, Series H Warrants, and March 2026 Pre-Funded Warrants was estimated to be $3.2 million, $2.0 million, and $0.2 million, respectively, recognized as additional paid-in capital in the condensed consolidated balance sheet as they were determined to be equity classified and categorized as Level 3 within the fair value hierarchy.

The following assumptions and key inputs were used to value the March 2026 Common Stock Warrants at the date of issuance:

	Series G Warrants	Series H Warrants
Risk-free interest rate	4.0%	3.8%
Expected term (years)	5.00	1.00
Expected volatility	138.00%	184.00%
Stock price on valuation date	$0.80	$0.80
Exercise price	$1.50	$1.50
Expected dividend	—%	—%

5. STOCKHOLDERS' EQUITY (DEFICIT), EQUITY INCENTIVE PLANS, AND STOCK-BASED COMPENSATION

The Company's authorized capital stock consists of:

•	515,000,000 shares of common stock, par value $0.0001 per share; and

•	10,000,000 shares of preferred stock, par value $0.0001 per share.

On December 18, 2025, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, to increase the Company’s authorized shares of common stock, par value $0.0001 per share, from 315,000,000 to 515,000,000.

As of March 31, 2026 there were 12,810,377 shares of the Company's common stock outstanding, and no shares of preferred stock outstanding. As of December 31, 2025, there were 5,872,865 shares of the Company's common stock outstanding, and no shares of preferred stock outstanding.

Equity Offering Activity

On March 20, 2026, the Company closed the sale of 6,283,334 shares of common stock, the Series G Warrants, the Series H Warrants, and the March 2026 Pre-Funded Warrants in the Company's March 2026 Public Offering. Refer to Note 4, Warrants, for additional details.

As of March 31, 2026, the Company has shares of common stock reserved for future issuance as follows:

Shares underlying outstanding warrants	19,075,842
Shares reserved for future grants under the 2020 Equity Incentive Plan	514,043
Shares underlying outstanding stock options	569,098
Total common stock reserved for future issuance	20,158,983

May 2025 ATM Sales Agreement

On May 30, 2025, the Company entered into an at market issuance sales agreement (the “May 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Alliance Global Partners serving as agents (the “Agents”), with respect to an at-the-market ("ATM") offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50 million through the Agents. During the three months ended March 31, 2026, the Company sold 570,845 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of approximately $2.5 million after deducting sales agent commissions and other offering expenses of approximately $0.1 million.

2020 Equity Incentive Plan

During the three months ended March 31, 2026, in accordance with the Evergreen Provision, an additional 584,250 shares were automatically made available for issuance under the plan on the first day of 2026, representing approximately 10% of the number of shares of common stock outstanding on December 31, 2025.

Stock-based Compensation Expense

The Company records stock-based compensation expense based on the fair value of stock options and shares of restricted common stock granted to employees, non-employee consultants and non-employee directors. During the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense of approximately $0.6 million and $0.9 million, respectively. As of March 31, 2026, the Company had unrecognized stock-based compensation expense of $1.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Determining Fair Value

Valuation and Recognition – The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes pricing model utilizes assumptions regarding volatility of the Company's common share price, expected term, expected divided rate, and risk-free interest rates as described below:

●	Expected term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method.

●

Expected volatility: Expected volatility is based on historical stock volatility data for a peer set of similar public companies with sufficient trading history, over the expected term of the awards, or Company stock volatility when sufficient trading history exists.

●	Expected dividend: The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has never paid dividends and has no plans to pay dividends.

●

Risk-free interest rate: The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

The fair value of options granted during the three months ended March 31, 2026 and 2025 used the following assumptions and key inputs:

Black-Scholes-Merton Inputs
	March 31, 2026	March 31, 2025
Risk-free interest rate	3.88%	4.40%
Expected term (in years)	5.50	5.38
Expected volatility	131.00%	110.00%
Expected dividend yield	—%	—%

The weighted average fair value of stock options granted for the three months ended March 31, 2026 and 2025 were $1.66 and $1.48, respectively. The options have a contractual term of 10 years.

Activity under the Company's equity compensation plan for the three months ended March 31, 2026 is as follows:

	Number of Options Outstanding	Weighted Average Exercise price per share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2025	158,098	$68.80	8.22	$—
Granted	411,000	1.87	—	—
Balance, March 31, 2026	569,098	$20.46	9.41	$—
Options vested and exercisable at March 31, 2026	257,321	$39.09	8.89	$—

For the three months ended March 31, 2026 and 2025, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$299,066	$313,862
General and administrative	285,373	605,257
Total stock-based compensation expense	$584,439	$919,119

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

Indemnification

From time to time, in its normal course of business, the Company may indemnify other parties, with whom it enters into contractual relationships, including lessors and parties to other transactions with the Company. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant or third-party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification obligations due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. The Company has also indemnified its directors and executive officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. To date, no such indemnification payments have been made by the Company.

Operating Leases

The Company leases a corporate office located at 10080 N. Wolfe Road, Suite SW3-200, Cupertino, CA 95014. The lease has a 12-month term and includes a renewal option. The lease was renewed in January 2026 for an additional twelve months, with a monthly lease payment of approximately $4,800. The operating lease cost for the three months ended March 31, 2026 and 2025 was approximately $14,500 and $13,800, respectively.

Litigation

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

7. FAIR VALUE MEASUREMENTS

The following tables provide a summary of the assets and liabilities that are required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$21,034,628	$—	$—	$21,034,628
Total assets measured and recorded at fair value	$21,034,628	$—	$—	$21,034,628

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$13,228,720	$—	$—	$13,228,720
Total assets measured and recorded at fair value	$13,228,720	$—	$—	$13,228,720

The following table summarizes the changes in the fair value of the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$—	$89,010
Change in fair value of warrant liabilities	—	(61,194)
Balance, end of period	$—	$27,816

No liabilities were measured at fair value as of March 31, 2026 and December 31, 2025.

The Company had previously issued formerly-outstanding warrants to purchase 27,816 shares of common stock in a private placement (the "Private Warrants") and while outstanding had classified the warrants as derivative liabilities, pursuant to ASC 815, as the Private Warrants had an exercise price that was subject to potential adjustment, with subsequent changes in their fair values having been recognized in the consolidated statement of operations at each reporting date. The Private Warrants expired on December 14, 2025. Upon expiration, the associated warrant liabilities were derecognized, and the remaining fair value was written off through the consolidated statement of operations. The assumptions and key inputs used in the Lattice calculation were the following:

March 31, 2025
Risk-free interest rate	4.15%
Remaining expected term of Private Warrants (years)	0.71
Expected volatility(1)	163.50%
Stock price on valuation date	$0.95
Exercise price	$11.50
Expected dividend	—%

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

9. SUBSEQUENT EVENTS

Nasdaq Delisting & OTC Quotation

Our common stock was previously listed on The Nasdaq Capital Market (“Nasdaq”). As previously disclosed, our common stock was not in compliance with the requirement under Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “Bid Price Requirement”), and we had until May 11, 2026, which was the maximum extent of the discretionary authority of the Nasdaq Hearings Panel (the “Panel”).

Having not regained compliance with the Bid Price Requirement by such date, we received a letter from the Panel dated May 12, 2026 indicating that the Panel had determined to delist our common stock from Nasdaq. Our common stock will be suspended from trading on Nasdaq as of the open of trading on May 14, 2026.

Beginning on May 14, 2026, our common stock will be quoted on the OTCQB Venture Market operated by OTC Markets Group Inc. (the "OTCQB Venture Market") under its existing symbol “RVPH.” The above discussed NASDAQ delisting and quotation on the OTCQB Venture Market does not impact the Company's outstanding common stock, warrants, prefunded warrants or stock options.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and the Company’s consolidated financial statements and related notes set forth in Item 8 of Part II of such Annual Report on Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Note Regarding Forward-Looking Statements,” and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements (Unaudited)” included in Part I, Item 1, of this Quarterly Report on Form 10-Q, unless the context indicates otherwise.

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

●

our ability to successfully achieve and realize our plans and intentions for extending the long-term value of the brilaroxazine program and preparing for the next phase of development, including with respect to extending patent life and commercial exclusivity, and our plans for switching to a new form of brilaroxazine, our ability to seek and achieve FDA alignment, to successfully complete our planned RECOVER-2 Phase 3 trial, and the expected timing, results and benefits of the Company’s business plans and strategy;

●	our ability to maintain compliance with the continued listing requirements of the OTCQB Venture Market tier of the OTC Markets Group (“OTCQB Venture Market”);
●	our ability to raise additional capital while trading on the OTCQB Venture Market may be adversely impacted;
●	our ability to grow and manage growth economically;
●	our ability to retain key executives and medical and science personnel;
●	the possibility that our products in development succeed in or fail clinical trials or are not approved by the U.S. Food and Drug Administration or other applicable authorities;
●	the possibility that we could be forced to delay, reduce or eliminate our planned clinical trials or development programs;
●	our ability to obtain approval from regulatory agents in different jurisdictions for our current or future product candidates;
●	changes in applicable laws or regulations;
●	changes to our relationships within the pharmaceutical ecosystem;
●	the performance of third-party suppliers and manufacturers and our ability to find additional suppliers and manufacturers and obtain alternative sources of raw materials;
●	our current and future capital requirements to support our development and commercialization efforts and our ability to satisfy our capital needs;
●	our ability to access capital on acceptable terms in a rising interest rate and tighter credit environment;
●	expectations regarding our ability to continue as a going concern;
●	the accuracy of our estimates regarding expenses and capital requirements, including estimated costs of our clinical studies, and our estimates about our forecasted cash runway;
●	our limited operating history;
●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;
●	changes in the markets that we target;
●	our ability to maintain or protect the validity of our patents and other intellectual property;
●	our exposure to any liability, protracted and costly litigation or reputational damage relating to data security;
●	the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;
●	any disruption to our business that may occur on a longer-term basis should we be unable to remediate the material weaknesses we have identified in our internal controls; and
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

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

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

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

Our lead drug candidate, brilaroxazine, is in clinical development and is intended to treat multiple neuropsychiatric indications. These include schizophrenia, bipolar disorder (“BD”), major depressive disorder (“MDD”), attention-deficit/hyperactivity disorder (“ADHD”), behavioral and psychotic symptoms of dementia and Alzheimer’s disease (“BPSD”), and Parkinson’s disease psychosis (“PDP”). Furthermore, brilaroxazine is also ready for clinical development for two respiratory indications - pulmonary arterial hypertension (“PAH”) and idiopathic pulmonary fibrosis (“IPF”). The U.S. Food and Drug Administration ("FDA") granted Orphan Drug Designation to brilaroxazine for the treatment of PAH in November 2016 and IPF in April 2018. Brilaroxazine also is in pre-clinical development for the treatment of psoriasis.

Our primary focus is to complete the clinical development of brilaroxazine for the treatment of acute and maintenance schizophrenia.

Recent Developments

Nasdaq Delisting & OTC Quotation

Our common stock was previously listed on The Nasdaq Capital Market (“Nasdaq”). As previously disclosed, our common stock was not in compliance with the requirement under Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “Bid Price Requirement”), and we had until May 11, 2026, which was the maximum extent of the discretionary authority of the Nasdaq Hearings Panel (the “Panel”).

Having not regained compliance with the Bid Price Requirement by such date, we received a letter from the Panel dated May 12, 2026 indicating that the Panel had determined to delist our common stock from Nasdaq. Our common stock will be suspended from trading on Nasdaq as of the open of trading on May 14, 2026.

Beginning on May 14, 2026, our common stock will be quoted on the OTCQB Venture Market operated by OTC Markets Group Inc. under its existing symbol “RVPH.”

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

On March 4, 2026, we filed an amendment to our Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a reverse stock split of our issued and outstanding common stock at a ratio of one-for-twenty (1:20) (the “Reverse Split”). The Reverse Split became effective in accordance with the terms of the amendment at 12:01 a.m. Eastern Time on March 9, 2026 under a new CUSIP number, 76152G209. All share, common stock warrant, prefunded warrant, restricted common stock and common stock option amounts, and per share, per common stock warrant, per prefunded warrant, per restricted common stock and per common stock option amounts, in this Quarterly Report on Form 10-Q, have been retrospectively adjusted as appropriate to reflect the Reverse Split.

FDA Pre-NDA Meeting Feedback on Brilaroxazine Development for Schizophrenia Indication

In November 2025, we met with FDA regarding the potential submission of a new drug application (“NDA”) for brilaroxazine for the treatment of schizophrenia in adults and the associated data, and patient enrollment requirements. We received written feedback from FDA in December 2025. FDA informed us that it strongly encouraged us to conduct, prior to submission of an NDA, an additional Phase 3 trial that will be similar in design to the successfully completed RECOVER Phase 3 trial of brilaroxazine utilizing 30 mg and 50 mg doses of brilaroxazine. We indicated to FDA that we will conduct a Phase 3 study incorporating this feedback before submitting an NDA.

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

Brilaroxazine Program and Intellectual Property Updates

On April 15, 2026, we announced certain business updates, including in connection with our program for the development of brilaroxazine for the treatment of schizophrenia and regarding our intellectual property strategy.

We announced certain efforts centered on extending the long-term value of the brilaroxazine program and preparing for the next phase of development. A component of that strategy is our effort to extend patent life and commercial exclusivity for brilaroxazine, potentially through 2046. To support this objective, we have filed a composition of matter provisional patent application on a new form of brilaroxazine and will be pursuing an accelerated review process for that application.

Based on the pre-clinical development package for this new form of brilaroxazine, we are preparing to seek FDA alignment on using this new form of brilaroxazine product in our future NDA submission. This would include switching the drug substance of brilaroxazine and its formulation in the second Phase 3 trial in schizophrenia. We believe this type of change is not uncommon in the pharmaceutical industry during late-stage development and prior to NDA filing, particularly when it may strengthen lifecycle management and long-term intellectual property. We are optimistic about receiving FDA alignment on this strategy, with feedback expected mid-year 2026.

If successful, this initiative has the potential to meaningfully extend the commercial exclusivity of brilaroxazine and strengthen our ability to realize the full value of the program over time. Importantly, a longer exclusivity runway could enhance the opportunity to develop brilaroxazine not only in schizophrenia, but also in bipolar disorder, major depressive disorder, and other potential high-value indications. We believe this strategy could materially increase the long-term value of the asset and further improve its attractiveness in future investment and strategic partnering discussions.

May 2025 ATM Sales Agreement

On May 30, 2025, we entered into an at market issuance sales agreement (the “May 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Alliance Global Partners serving as agents (the “Agents”), with respect to an at-the-market (ATM) offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through the Agents. During the three months ended March 31, 2026, we sold 570,845 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of $2.5 million after deducting sales agent commissions and other offering expenses of approximately $0.1 million.

March 2026 Public Offering

On March 20, 2026, we closed a public offering (the “March 2026 Public Offering”) pursuant to a placement agency agreement and a securities purchase agreements with certain investors participating in the offering, pursuant to which we issued and sold (i) an aggregate of 6,283,334 shares (the “Shares”) of our common stock, (ii) pre-funded warrants (the “March 2026 Pre-Funded Warrants”) exercisable for an aggregate of up to 383,333 shares of our common stock, (iii) Series G warrants (the “Series G Warrants”) exercisable for an aggregate of up to 6,666,667 shares of our common stock and (iv) Series H warrants (the “Series H Warrants” and together with the Series G Warrants, the “March 2026 Common Stock Warrants”) exercisable for an aggregate of up to 6,666,667 shares of our common stock, for aggregate gross proceeds of $10.0 million. Each Share of common stock (or March 2026 Pre-Funded Warrant in lieu thereof) was sold together with (i) a Series G Warrant to purchase one share of common stock and (ii) a Series H Warrant to purchase one share of common stock, at a combined public offering price of $1.50 per share of common stock and accompanying March 2026 Common Stock Warrants (or a combined public offering price of $1.4999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Stock Warrants). The March 2026 Pre-Funded Warrants have an exercise price of $0.0001 per share and will expire when exercised in full. The Series G Warrants are exercisable immediately, have a term of five years from the date of issuance and have an exercise price of $1.50 per share. The Series H Warrants are exercisable immediately, have a term of twelve months and have an exercise price of $1.50 per share. The net proceeds to us from the March 2026 Public Offering were approximately $8.9 million, after deducting placement agent fees and expenses and other offering expenses payable by us.

Intellectual Property Overview

We are the sole owner of our patent portfolio that includes issued patents and pending patent applications covering compositions of matter and methods of use of our product candidates RP5063 (brilaroxazine) and RP1208, as well as related compounds. As of March 31, 2026, our portfolio of intellectual property consists of 76 granted patents and 22 pending patent applications in the United States and in over 26 foreign countries.

Brilaroxazine is our first intended commercial product. The original brilaroxazine patents include composition of matter, and methods of use in treating acute mania, autism, BD, depression, psychosis, and schizophrenia. One brilaroxazine original patent (U.S. Patent No. 8,188,076) and its 7 divisional/continuation patents have been granted in the U.S. The original brilaroxazine patents have also been granted in the following foreign countries: Australia, Brazil, Canada, Germany, Spain, France, Great Britain, Hong Kong, Israel, India, Italy, Japan, S. Korea, Liechtenstein, Mexico, Russia, Slovakia, and Thailand. We believe that our patent portfolio provides good protection of brilaroxazine. All the U.S. and foreign original brilaroxazine granted patents and pending patent applications will expire or are expected to expire in 2030, if a patent term extension is not obtained. If and when brilaroxazine receives regulatory approval, we intend to apply for patent term extensions on patents covering brilaroxazine in any jurisdiction where patent term extension is available. For example, the expiration date of the first U.S. original brilaroxazine patent may be extendable up to 2035.

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

We have one international application pending directed to a method of using brilaroxazine for treating a specific symptom.

We also have two U.S. provisional applications pending directed to brilaroxazine composition.

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and have incurred losses since inception. As of March 31, 2026, we had a working capital surplus of approximately $17.4 million, an accumulated deficit of $187.3 million and cash and cash equivalents on hand of approximately $22.2 million. Our net loss for the three months ended March 31, 2026 and 2025, was approximately $3.2 million and $6.4 million, respectively. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we continue to expect to incur additional costs associated with operating as a public company, which may increase as we continue our efforts to remediate the material weaknesses in our internal control over financial reporting that we identified as more particularly described in Part II, Item 9A of our fiscal year 2025 Annual Report on Form 10-K, and in this Quarterly Report on Form 10-Q below in “Item 4. Controls and Procedures.” We will need to generate significant revenues to achieve profitability, and we may never do so.

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
●

add operational, financial and management information systems and personnel, including personnel to support our product candidate development, and any future commercialization efforts, and our ongoing compliance with and maintenance of public company controls, procedures and regulatory requirements and standards. and including in connection with our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that we identified as more particularly described in Part I, Item 4 of this Quarterly Report on form 10-Q Controls and Procedures.

Research and Development Expenses

We focus our resources on research and development activities, including the conduct of pre-clinical and clinical studies and product development and expense such costs as they are incurred. We have not historically tracked or recorded research and development expenses on a project-by-project basis, primarily because we use our employee and infrastructure resources across multiple research and development projects, and it is not practical for us to allocate such costs on a project-by-project basis. Our research and development expenses primarily consist of clinical trial expenses and employee-related expenses, including deferred salaries, salaries, benefits and taxes for personnel in research and development functions.

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

- Feedback from FDA received in Q4-2025

- We plan to initiate trial-related activities for RECOVER-2 Trial in Q2-2026 and begin patient enrollment in the United States in Q3-2026.*

Brilaroxazine	Bipolar Disorder	Phase 1 complete**
Brilaroxazine	Depression-MDD	Phase 1 complete**
Brilaroxazine	Alzheimer’s (AD-Psychosis/Behavior)	Phase 1 complete**
Brilaroxazine	Parkinson’s	Phase 1 complete**
Brilaroxazine	ADHD/ADD	Phase 1 complete**
Brilaroxazine	PAH	Phase 1 complete**
Brilaroxazine	IPF	Phase 1 complete**
Brilaroxazine	Psoriasis	In pre-clinical development
RP1208	Depression	In pre-clinical development. Completed studies including in vitro receptor binding studies, animal efficacy studies, and PK studies. Compound ready for IND enabling studies.
RP1208	Obesity	In pre-clinical development. Completed studies, including in vitro receptor binding studies and PK studies. Compound ready for animal efficacy studies.

* We plan to initiate trial related activities for the RECOVER-2 Phase 3 study for brilaroxazine in schizophrenia (the “RECOVER-2 Trial”) in Q2-2026 and begin patient enrollment in the United States in Q3-2026. As previously reported, the FDA has already cleared the protocol for the RECOVER-2 Trial, and we currently expect study completion in Q4-2027. We anticipate that the RECOVER-2 Trial will be similar in design to our completed RECOVER Phase 3 trial of brilaroxazine. We announced certain efforts centered on extending the long-term value of the brilaroxazine program and preparing for the next phase of development. As described above, in connection with our effort to extend patent life and commercial exclusivity for brilaroxazine potentially through 2046, we have filed a composition of matter provisional patent application on a new form of brilaroxazine and will be pursuing an accelerated review process for that application. Based on the pre-clinical development package for this new form of brilaroxazine, we are preparing to seek FDA alignment on using this new form of brilaroxazine product in our future new drug application (“NDA”) submission. This would include switching the drug substance of brilaroxazine and its formulation in the RECOVER-2 Trial. We are optimistic about receiving FDA alignment on this strategy, with feedback expected mid-year 2026.

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

Critical Accounting Estimates

Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. Since the date of such Annual Report, there have been no material changes in our critical accounting estimates

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025:

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change	Change
	2026	2025	Amount	Percentage
Operating expenses
Research and development	$1,435,135	$4,113,537	$(2,678,402)	(65.1)%
General and administrative	1,836,817	2,424,630	(587,813)	(24.2)%
Total operating expenses	3,271,952	6,538,167
Loss from operations	(3,271,952)	(6,538,167)
Gain on remeasurement of warrant liabilities	—	61,194	(61,194)	(100.0)%
Interest expense	(6,653)	(11,620)	4,967	(42.7)%
Interest income	89,354	86,111	3,243	3.8%
Other expense, net	(3,390)	(25,145)	21,755	(86.5)%
Total other income, net	79,311	110,540
Loss before provision for income taxes	(3,192,641)	(6,427,627)
Provision for income taxes	3,346	5,213	(1,867)	(35.8)%
Net loss	$(3,195,987)	$(6,432,840)

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses represent both internal and external costs.

For the three months ended March 31, 2026 and 2025, research and development expenses were approximately $1.4 million and $4.1 million, respectively. Specifically, during the three months ended March 31, 2026 and 2025, our research and development costs consisted primarily of the following costs associated with our key research and development projects for advancing the clinical development of brilaroxazine during the reporting periods, which during such periods consisted primarily of our OLE Trial for our Phase 3 clinical study for brilaroxazine: (i) internal salaries, wages and other payroll related costs for employees involved in research and development activities, of approximately $0.5 million and $0.8 million in each period, respectively; (ii) internal stock-based compensation expenses with respect to employees involved in research and development activities, of approximately $0.3 million and $0.3 million, respectively; and (iii) external research and development expenses of approximately $0.6 million and $3.0 million, respectively (which includes clinical (including clinical consulting) research and development costs of approximately $0.4 million and $2.1 million, respectively, non-clinical safety related costs of an insignificant amount and approximately $0.6 million, respectively, non-clinical manufacturing related costs of approximately $0.1 million and $0.3 million, respectively, and non-clinical consulting and other related costs of approximately $0.1 million and an insignificant amount, respectively).

The decrease in research and development expenses for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributed to a decrease in external clinical research and development costs, partially attributed to a decrease in costs associated with patient visits as the OLE Trial proceeded toward completion during 2025 with the remaining OLE activities thereafter consisting of post-data readout activities and trial wind-down matters.

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

General and Administrative Expenses

For the three months ended March 31, 2026 and 2025, general and administrative expenses were approximately $1.8 million and $2.4 million, respectively. Specifically, during the three months ended March 31, 2026 and 2025, our general and administrative expenses consisted primarily of: (i) stock-based compensation expense of approximately $0.3 million and $0.6 million, respectively; (ii) consultant and professional expenses of approximately $0.6 million and $0.9 million, respectively; (iii) legal expenses of approximately $0.3 million and $0.2 million, respectively; (iv) employee related expenses of approximately $0.5 million and $0.6 million, respectively; (v) and Directors and Officers insurance expenses of approximately $0.1 million in each period.

Gain on Remeasurement of Warrant Liabilities

We recognized a remeasurement of warrant liabilities gain of approximately $61 thousand for the three months ended March 31, 2025 resulting from a decrease in the calculated fair value of the warrants, principally as a result of the decrease in our stock price. Our previously outstanding liability classified warrants expired in December 2025; accordingly, no gain or loss was recognized for the three months ended March 31, 2026.

Interest Expense

We incurred interest expense of approximately $7 thousand and $12 thousand for the three months ended March 31, 2026 and 2025, respectively. The decrease in interest expense is attributed to the reduced interest rate on short term debt obtained by us related to Directors and Officers liability insurance policy premiums.

Interest Income

Interest income was approximately $89 thousand and $86 thousand for the three months ended March 31, 2026 and 2025, respectively. The interest income increase of approximately $3 thousand was primarily due to an increase in average cash balances during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Other Expense, net

Other expense, net was approximately $3 thousand for the three months ended March 31, 2026 and approximately $25 thousand for the three months ended March 31, 2025. The decrease of approximately $22 thousand was primarily attributable to a lower period-over-period foreign currency transaction loss from foreign currency fluctuations related to the consolidation of our Indian subsidiary.

Liquidity and Capital Resources

		December 31,	Change
	March 31, 2026	2025	Amount	Percentage
Balance Sheet Data:
Cash and cash equivalents	$22,190,231	$14,438,792	$7,751,439	53.7%
Working capital surplus	17,440,481	7,827,924	9,612,557	122.8%
Total assets	23,559,636	15,923,198	7,636,438	48.0%
Total stockholders' equity	17,440,481	8,647,645	8,792,836	101.7%

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage
Statement of Cash Flow Data:
Net cash used in operating activities	$(3,801,296)	$(8,194,198)	$4,392,902	(53.6)%
Net cash provided by financing activities	11,552,735	7,271	11,545,464	158787.8%
Net increase (decrease) in cash and cash equivalents	$7,751,439	$(8,186,927)	$15,938,366	(194.7)%

Capital Resources

We have funded our operations to date primarily from the issuance and sale of our equity and convertible equity securities. As of March 31, 2026, we had cash and cash equivalents of approximately $22.2 million. To fund our current operating plans, we will need to raise significant additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities. We believe that we have adequate cash on hand, including the net proceeds of the March 2026 Public Offering, to cover anticipated outlays into early 2027 but will need additional fundraising activities and cash on hand prior to such time. We have based this estimate, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. We will need to raise additional funds to continue funding our development efforts and operations. We intend to secure such additional funding, although there are no guarantees or commitments for additional funding. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the consolidated financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity, debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition, and our ability to pursue our business strategy, and our ability to continue as a going concern. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates including our planned RECOVER-2 Phase 3 Trial for brilaroxazine in schizophrenia and other activities to continue development of our brilaroxazine program; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; add operational, financial and management information systems and personnel, including personnel to support our product candidate development, and any future commercialization efforts, and our ongoing compliance with and maintenance of public company controls, procedures and regulatory requirements and standards, including in connection with our ongoing remediation efforts regarding the material weaknesses in our internal controls as disclosed in Part I, Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q; and experience any delays or encounter issues with any of the above. See also the discussion set forth under the caption “Financial Overview” appearing in this Management’s Discussion and Analysis of Financial Condition and Results of Operation section above.

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

During the three months ended March 31, 2026, we sold 570,845 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of $2.5 million after deducting sales agent commissions and other offering expenses of approximately $0.1 million. Subsequent to March 31, 2026 and through the filing date of this Quarterly Report on Form 10-Q, we have not sold any shares of common stock pursuant to the May 2025 ATM Sales Agreement.

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

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was approximately $3.8 million, consisting primarily of a net loss of approximately $3.2 million, adjusted for non-cash items, including stock-based compensation expense of approximately $0.6 million, coupled with a decrease in our operating assets and liabilities totaling approximately $1.2 million. The $1.2 million decrease in net operating assets and liabilities was primarily due to a decrease in accounts payable.

Net cash used in operating activities for the three months ended March 31, 2025, was approximately $8.2 million, consisting primarily of a net loss of approximately $6.4 million, adjusted for non-cash items, including a change in fair value of warrant liabilities gain of approximately $0.1 million, and stock-based compensation expense of approximately $0.9 million, coupled with a decrease in our operating assets and liabilities totaling approximately $2.6 million. The $2.6 million decrease in net operating assets and liabilities was primarily due to a decrease in accrued clinical expenses and other accrued expenses and accounts payable coupled with an increase in prepaid expenses and other current assets, net with a decrease in prepaid clinical trial costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was approximately $11.6 million. Cash provided by financing activities during the three months ended March 31, 2026 was attributable to approximately $9.2 million in proceeds from issuance of common stock, common stock warrants, and pre-funded warrants, net of transaction costs paid, and $2.6 million in net proceeds from the issuance of common stock in ATM offering, which was offset by the repayments of short-term debt of approximately $0.2 million.

Net cash provided by financing activities for the three months ended March 31, 2025 was approximately $7.3 thousand. Cash provided by financing activities was attributable to approximately $0.2 million in proceeds from the exercise of common stock warrants, which is offset by repayments on the short-term debt of approximately $0.2 million.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, management concluded that as of March 31, 2026, the Company did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below.

We identified the following entity-level material weaknesses. We have an ineffective control environment, including an insufficient number of personnel with an appropriate level of knowledge and experience to create the proper environment for effective internal control over financial reporting, and did not maintain the other components of the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), including appropriate risk assessment, control activities, information and communication, and monitoring activities components relating to (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives, including technology, across the entity, (ii) developing general control activities over technology to support the achievement of objectives across the entity, (iii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (iv) sufficiency of monitoring activities to ascertain whether the components of internal control are present and functioning.

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

ITEM 1A. RISK FACTORS.

Our business is subject to substantial risks and uncertainties. An investment in our securities involves a high degree of risk. The information presented below supplements the risk factors previously disclosed in "Part I, Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 30, 2026. In addition to the other information set forth in this report and in our other SEC filings from time to time, you should carefully consider the factors discussed in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 30, 2026, as supplemented by the information below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2025, as filed with the SEC on March 30, 2026, as supplemented by the information below, may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Our common stock will be delisted from trading on Nasdaq and will trade under its trading symbol “RVPH” on the OTCQB Venture Market tier of the OTC Markets Group, which involves additional risks compared to being listed on a national securities exchange.

On May 12, 2026, we received notice from the Nasdaq Hearings Panel (the “Panel”) that the Panel had determined to delist our common stock from The Nasdaq Capital Market (“Nasdaq”) due to our non-compliance with the requirement under Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “Bid Price Requirement”), and as a result our common stock will be suspended from trading on Nasdaq as of the open of trading on May 14, 2026 (the “Nasdaq Delisting”). Our common stock will begin trading under its current trading symbol “RVPH” on the OTCQB Venture Market tier of the OTC Markets Group (the “OTCQB Venture Market”) on May 14, 2026.

The Nasdaq Delisting may materially and adversely impact us in several ways, including, without limitation, by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing or able to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) impairing our ability to provide equity incentives to our employees; (iv) impacting our common stock as it will fall within the definition of a “penny stock,” which would cause brokers trading our common stock to adhere to more stringent rules; (v) causing analysts to limit or stop coverage of our common stock; and (vi) limiting availability of market quotations for our common stock.

Although our common stock will be available for quotation on the OTCQB Venture Market, the Nasdaq Delisting may result in limited liquidity of the public trading market for our common stock. The lack of an active, liquid trading market for our common stock could have material adverse effects on our business, financial condition and future prospects due to, among other things, impairing the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable and reducing the trading liquidity and fair market value of the shares of our common stock, as well as our ability raise funds through the sale of equity or equity-linked securities that will be required to operate our existing and future business.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.

The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a national stock exchange. These factors may result in investors having difficulty reselling any shares of our common stock.

If we fail to comply with the continuing listing standards of the OTC Markets system, our common stock could be delisted, which could affect the market price of our common stock and reduce our ability to raise capital.

There can be no assurance that we will be able to maintain compliance with the continued listing requirements for the OTCQB Venture Market. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Nasdaq Delisting & OTC Quotation

Our common stock was previously listed on The Nasdaq Capital Market (“Nasdaq”). As previously disclosed, our common stock was not in compliance with the requirement under Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “Bid Price Requirement”), and we had until May 11, 2026, which was the maximum extent of the discretionary authority of the Nasdaq Hearings Panel (the “Panel”).

Having not regained compliance with the Bid Price Requirement by such date, we received a letter from the Panel dated May 12, 2026 indicating that the Panel had determined to delist our common stock from Nasdaq. Our common stock will be suspended from trading on Nasdaq as of the open of trading on May 14, 2026.

Beginning on May 14, 2026, our common stock will be quoted on the OTCQB Venture Market operated by OTC Markets Group Inc. under its existing symbol “RVPH.”

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

4.1	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026).
4.2	Form of Series G Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026).
4.3	Form of Series H Warrant (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026).
10.1	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026).
10.2

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

Reviva Pharmaceuticals Holdings, Inc. (Registrant)

Date: May 13, 2026	By: /s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By: /s/ Narayan Prabhu
Narayan Prabhu
Chief Financial Officer
(Principal Financial and Accounting Officer)