Form 10-Q
period 2026-06-30
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2026-08-12
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RVPH	OTCQB Venture Market*

*The registrant’s common stock is currently quoted on the OTCQB Venture Market operated by OTC Markets Group Inc. under the symbol “RVPH”, with such OTC quotation having commenced on May 14, 2026 upon the common stock’s suspension from The Nasdaq Capital Market (“Nasdaq”), and Nasdaq filing a Form 25 on July 10, 2026 pursuant to Rule 12d2-2(b) to strike the common stock from listing on Nasdaq and/or withdraw registration on Nasdaq.

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

As of August 10, 2026 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 13,110,377.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

FORM 10-Q TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$19,889,960	$14,438,792
Prepaid clinical trial costs	849,721	—
Prepaid expenses and other current assets	400,909	664,685
Total current assets	21,140,590	15,103,477
Non-current prepaid clinical trial costs	—	819,721
Total Assets	$21,140,590	$15,923,198

Liabilities and Stockholders’ Equity

Liabilities
Short-term debt	$144,093	$406,875
Accounts payable	2,456,152	3,009,074
Accrued clinical expenses	2,588,464	2,582,094
Accrued compensation	497,462	485,899
Other accrued liabilities	247,174	791,611
Total current liabilities	5,933,345	7,275,553
Total Liabilities	5,933,345	7,275,553

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock, par value of $0.0001; 515,000,000 shares authorized; 13,110,377 and 5,872,865 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	12,378	11,655
Preferred Stock, par value of $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	204,976,637	192,773,942
Accumulated deficit	(189,781,770)	(184,137,952)
Total stockholders' equity	15,207,245	8,647,645

Total Liabilities and Stockholders’ Equity	$21,140,590	$15,923,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$1,394,569	$3,724,755	$2,829,704	$7,838,292
General and administrative	1,222,974	2,348,227	3,059,791	4,772,857
Total operating expenses	2,617,543	6,072,982	5,889,495	12,611,149
Loss from operations	(2,617,543)	(6,072,982)	(5,889,495)	(12,611,149)
Other income (expense)
Gain on remeasurement of warrant liabilities	—	11,126	—	72,320
Interest expense	(2,935)	(4,797)	(9,588)	(16,417)
Interest income	176,319	22,847	265,673	108,958
Other expense, net	(1,040)	(1,850)	(4,430)	(26,995)
Total other income, net	172,344	27,326	251,655	137,866
Loss before provision for income taxes	(2,445,199)	(6,045,656)	(5,637,840)	(12,473,283)
Provision for income taxes	2,632	7,954	5,978	13,167
Net loss	$(2,447,831)	$(6,053,610)	$(5,643,818)	$(12,486,450)

Net loss per share:
Basic and diluted	$(0.19)	$(2.40)	$(0.56)	$(5.01)

Weighted average shares outstanding
Basic and diluted	13,208,816	2,522,749	10,132,969	2,492,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock
Three Months Ended June 30, 2026	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2026	12,810,377	$12,348	$204,762,072	$(187,333,939)	$17,440,481
Common stock issued in connection with warrant exercises	300,000	30	—	—	30
Stock-based compensation expense	—	—	214,565	—	214,565
Net loss	—	—	—	(2,447,831)	(2,447,831)
Balance at June 30, 2026	13,110,377	$12,378	$204,976,637	$(189,781,770)	$15,207,245

	Common Stock
Six Months Ended June 30, 2026	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2025	5,872,865	$11,655	$192,773,942	$(184,137,952)	$8,647,645
Common stock issued in connection with warrant exercises	383,333	38	—	—	38
Issuance of common stock in At-The-Market (ATM) offering, net of transaction costs	570,845	57	2,528,879	—	2,528,936
Issuance of common stock in public offerings, net of transaction costs	6,283,334	628	3,510,664	—	3,511,292
Issuance of common stock warrants in public offerings, net of transaction costs	—	—	5,149,950	—	5,149,950
Issuance of prefunded warrants in offering, net of transaction costs	—	—	214,198	—	214,198
Stock-based compensation expense	—	—	799,004	—	799,004
Net loss	—	—	—	(5,643,818)	(5,643,818)
Balance at June 30, 2026	13,110,377	$12,378	$204,976,637	$(189,781,770)	$15,207,245

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock
Three Months Ended June 30, 2025	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at March 31, 2025	2,367,365	$4,674	$166,241,192	$(170,705,890)	$(4,460,024)
Issuance of common stock in At-The-Market (ATM) offering, net of transaction costs	63,183	126	690,476	—	690,602
Issuance of common stock in June 2025 public offering, net of transaction costs	1,000,000	2,000	3,895,947	—	3,897,947
Issuance of common stock warrants in June 2025 public offering, net of transaction costs	—	—	5,070,661	—	5,070,661
Stock-based compensation expense	—	—	395,277	—	395,277
Net loss	—	—	—	(6,053,610)	(6,053,610)
Balance at June 30, 2025	3,430,548	$6,800	$176,293,553	$(176,759,500)	$(459,147)

	Common Stock
Six Months Ended June 30, 2025	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2024	2,359,327	$4,658	$165,080,964	$(164,273,050)	$812,572
Common stock issued in connection with warrant exercises	8,038	16	241,109	—	241,125
Issuance of common stock in At-The-Market (ATM) offering, net of transaction costs	63,183	126	690,476	—	690,602
Issuance of common stock in June 2025 public offering, net of transaction costs	1,000,000	2,000	3,895,947	—	3,897,947
Issuance of common stock warrants in June 2025 public offering, net of transaction costs	—	—	5,070,661	—	5,070,661
Stock-based compensation expense	—	—	1,314,396	—	1,314,396
Net loss	—	—	—	(12,486,450)	(12,486,450)
Balance at June 30, 2025	3,430,548	$6,800	$176,293,553	$(176,759,500)	$(459,147)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(5,643,818)	$(12,486,450)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	—	(72,320)
Stock-based compensation expense	799,004	1,314,396
Changes in operating assets and liabilities:
Prepaid clinical trial costs (current and non-current)	(30,000)	436,154
Prepaid expenses and other current assets	185,026	319,471
Accounts payable	(697,896)	(1,535,859)
Accrued expenses and other current liabilities	(529,014)	(1,182,338)
Net cash used in operating activities	(5,916,698)	(13,206,946)
Cash flows from financing activities
Repayment of short-term debt	(262,782)	(344,908)
Proceeds from issuance of common stock in ATM offering, net of transaction costs paid	2,531,446	988,112
Proceeds from issuance of common stock, common stock warrants, and prefunded warrants in offerings, net of transaction costs paid	9,099,164	9,210,000
Proceeds from exercise of common stock warrants	38	241,125
Net cash provided by financing activities	11,367,866	10,094,329
Net increase (decrease) in cash and cash equivalents	5,451,168	(3,112,617)
Cash and cash equivalents, beginning of period	14,438,792	13,476,331
Cash and cash equivalents, end of period	$19,889,960	$10,363,714

Supplemental disclosures of cash flow information:
Cash paid for taxes	$675	$3,369
Cash paid for interest	$9,588	$14,224

Noncash Investing and Financing Activities:
Issuance of common stock warrants	$5,149,950	$5,070,661
Issuance of prefunded warrants	$214,198	$—
Transaction costs related to offerings included in accounts payable and accrued expenses	$147,484	$538,902

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

Nasdaq Delisting & OTC Quotation

Reviva's common stock was previously listed on The Nasdaq Capital Market (“Nasdaq”). As previously disclosed, Reviva's common stock was not in compliance with the requirement under Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “Bid Price Requirement”) and the Company had until May 11, 2026 to regain compliance, which was the maximum extent of the discretionary authority of the Nasdaq Hearings Panel (the “Panel”).

As previously disclosed, having not regained compliance with the Bid Price Requirement by such date, the Company received a letter from the Panel dated May 12, 2026 indicating that the Panel had determined to delist Reviva's common stock from Nasdaq. Reviva's common stock was suspended from trading on Nasdaq as of the open of trading on May 14, 2026, and Nasdaq filed a Form 25 on July 10, 2026 pursuant to Rule 12d2-2(b) to strike the common stock from listing on Nasdaq and/or withdraw registration on Nasdaq.

Beginning on May 14, 2026, Reviva's common stock is now quoted on the OTCQB Venture Market operated by OTC Markets Group Inc. (the "OTCQB Venture Market") under its existing symbol “RVPH.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

The unaudited condensed consolidated balance sheet as of December 31, 2025, has been derived from the Company's audited financial statements at that date but does not include all disclosures and financial information required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2025, which were included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Reviva Pharmaceuticals Holdings, Inc. and its wholly-owned subsidiaries Reviva Pharmaceuticals, Inc. and Reviva Pharmaceuticals India Pvt. Ltd. The Company's foreign subsidiary’s functional currency is the U.S. dollar. The Company recognizes a foreign currency gain or loss each reporting period as part of other expense, net, on the consolidated statement of operations. Any such foreign currency gain or loss is recognized as part of other expense, net, on the condensed consolidated statement of operations. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. All transactions and balances between the parent and its subsidiaries have been eliminated in consolidation.

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

Liquidity and going concern

The Company has incurred losses since inception and as of June 30, 2026, the Company had a working capital surplus of approximately $15.2 million, an accumulated deficit of approximately $189.8 million and cash and cash equivalents on hand of approximately $19.9 million. The Company's net loss for the three months ended June 30, 2026 and 2025 was approximately $2.4 million and $6.1 million, respectively. The Company's net loss for the six months ended June 30, 2026 and 2025 was approximately $5.6 million and $12.5 million, respectively. The Company expects to incur significant expenses and increased operating losses for at least the next several years. The Company expects its expenses to increase in connection with its ongoing activities to research, develop and commercialize its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

The Company’s current cash on hand is not sufficient to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2026, the Company raised capital through registered financial offerings, including sales of common stock pursuant to the Company’s May 2025 ATM Sales Agreement (Note 5) and the sale of common stock, common stock warrants, and prefunded warrants through a public offering (Note 4). The Company believes that it has adequate cash on hand to cover anticipated outlays into July 2027, but will need additional fundraising activities and cash on hand prior to such time. The Company has based this estimate, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than it currently expects. The Company will need to raise additional funds to continue funding its development efforts and operations. The Company intends to secure such additional funding, although there are no guarantees or commitments for additional funding. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the consolidated financial statements are issued. The amount and timing of the Company's future funding requirements will depend on many factors, including the pace and results of the Company's clinical development efforts. The Company will seek to fund its operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying, discontinuing certain clinical activities or ceasing operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Substantially all the Company’s cash and cash equivalents are held in demand deposit and money market funds at three financial institutions. Deposits in financial institutions may, from time to time, exceed federally insured limits. Amounts held in demand deposit in excess of federally insured limits, totaled $974,925 and $878,844 as of June 30, 2026 and December 31, 2025, respectively. To date, the Company has not experienced any losses on its deposits of cash.

The Company is subject to all of the risks inherent in a clinical-stage company developing new pharmaceutical products. These risks include, but are not limited to, limited management resources, dependence upon medical acceptance of the product(s) in development, regulatory approvals, successful clinical trials, availability and willingness of patients to participate in human trials, and competition in the pharmaceutical industry.

The Company contracts with vendors and consultants to provide services related to the Company’s research and development. Costs and expenses that represented 10% or more of research and development costs for the three and six months ended June 30, 2026 and 2025 consisted of the following: during the three months ended June 30, 2026, costs from two vendors each represented 13% and 14% of total research and development expenses, respectively; during the three months ended June 30, 2025 costs from two vendors each represented 45% and 11% of total research and development expenses, respectively; during the six months ended June 30, 2026 costs from one vendor represented 10% of total research and development expenses and during the six months ended June 30, 2025 costs from four vendors collectively represented 42% of total research and development expenses.

The Company’s operating results may be materially affected by the foregoing factors.

Cash and cash equivalents

As of June 30, 2026 and December 31, 2025, the Company’s cash was maintained in demand deposit forms at three financial institutions. The Company considers any highly liquid investments, such as money market funds, with an original maturity of three months or less to be cash and cash equivalents.

The components of cash and cash equivalents were as follows:

	As of June 30, 2026	As of December 31, 2025
Cash on deposit	$1,304,551	$1,210,072
Money market funds (cash equivalents)	18,585,409	13,228,720
Cash and cash equivalents	$19,889,960	$14,438,792

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

The three levels of the fair value hierarchy under ASC 820 are described below:

●	Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

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

The Company's equity-classified and liability-classified warrants are measured at fair value using significant unobservable inputs and are therefore categorized within Level 3 of the fair value hierarchy. In determining the fair value of equity-classified warrants, the Company utilizes the Black-Scholes-Merton model using assumptions regarding volatility, expected term of the warrants, expected divided rate, and risk-free interest rates. In determining the fair value of liability-classified warrants, the Company utilizes a Lattice model using assumptions regarding volatility, expected term of the warrants, expected dividend, and risk-free interest rates. These assumptions are described as:

●

Expected term: The Company’s expected term represents the period between the valuation date and the expiration date of the warrant; however, if an estimated liquidation event is expected to occur and the warrants are affected by said liquidation event, the period between the valuation date and that event would be used instead.

●

Expected volatility: Expected volatility for equity-classified awards is based on historical stock volatility data for a peer set of similar public companies with sufficient trading history, over the expected term of the warrant, or Company stock volatility when sufficient trading history exists. Expected volatility for liability-classified warrants is based on the volatility implied by the public warrant market price when sufficient data is available; otherwise it is based on a peer set of similar public companies.

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

3. NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and pre-funded warrants outstanding during the period. Diluted net loss per share includes potentially dilutive securities such as stock options, and warrants to purchase common stock (excluding prefunded warrants that are exercisable for $0.002 per warrant and $0.0001 per warrant) unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2026 and 2025, because all such securities are anti-dilutive for all periods presented.

The components of basic and diluted net loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(2,447,831)	$(6,053,610)	$(5,643,818)	$(12,486,450)
Denominator:
Weighted-average common shares outstanding – basic and diluted	13,208,816	2,522,749	10,132,969	2,492,827
Net loss per share – basic and diluted	$(0.19)	$(2.40)	$(0.56)	$(5.01)

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares issuable upon exercise of stock options	569,098	165,314	569,098	165,314
Shares issuable upon exercise of warrants to purchase common stock	17,479,474	3,983,855	17,479,474	3,983,855
	18,048,572	4,149,169	18,048,572	4,149,169

The shares issuable upon exercise of warrants to purchase common stock exclude (i) 98,439 pre-funded warrants outstanding as of June 30, 2026, exercisable at $0.002 per warrant, and (ii) 98,439 pre-funded warrants outstanding as of June 30, 2025, exercisable at $0.002 per warrant.

The diluted net loss per share computation equals basic net loss per share for the three and six months ended June 30, 2026 and 2025 because the Company had a net loss and the impact of the assumed exercise of stock options and certain warrants would be anti-dilutive.

4. WARRANTS

The following is a summary of the Company’s warrant activity (number of common stock shares underlying the warrants) for the six months ended June 30, 2026:

Warrant Issuance	Issuance Date	Exercise Price	Outstanding, December 31, 2025	Warrant Shares Issued	Warrant Shares Exercised	Warrant Shares Cancelled/ Expired	Outstanding, June 30, 2026	Expiration Date
June 2021 Common Stock Warrants	June 2021	$82.50	222,254	—	—	(222,254)	—	May 2026
June 2021 Common Stock Warrants (August 2024 Amended)	June 2021	$15.93	109,999	—	—	—	109,999	August 2029
September 2022 Private Pre-Funded Warrants	September 2022	$0.002	69,170	—	—	—	69,170	September 2027
September 2022 Common Stock Warrants	September 2022	$48.00	69,170	—	—	—	69,170	September 2027
November 2023 Common Stock Warrants	November 2023	$100.00	97,560	—	—	—	97,560	November, 2028
November 2023 Common Stock Warrants (May 2024 Amended)	November 2023	$29.10	68,293	—	—	—	68,293	May 2029
November 2023 Common Stock Warrants (August 2024 Amended)	November 2023	$15.93	126,830	—	—	—	126,830	August 2029
November 2023 Pre-Funded Warrants	November 2023	$0.002	29,269	—	—	—	29,269	November 2028
May 2024 Common Stock Warrants	May 2024	$29.10	94,937	—	—	—	94,937	May 2029
August 2024 Common Stock Warrants	August 2024	$15.93	238,096	—	—	—	238,096	August 2029
August 2024 Underwriter Warrants	August 2024	$26.25	11,905	—	—	—	11,905	August 2029
December 2024 Series B Common Stock Warrants	December 2024	$30.00	594,725	—		—	594,725	December 2029
June 2025 Series C Common Stock Warrants	June 2025	$10.00	992,825	—	—	—	992,825	June 2030
June 2025 Series D Common Stock Warrants	June 2025	$10.00	975,675	—	—	(975,675)	—	June 2026
September 2025 Series E Common Stock Warrants	September 2025	$6.70	1,217,850	—	—	—	1,217,850	September 2030
September 2025 Series F Common Stock Warrants	September 2025	$6.70	523,950	—	—	—	523,950	September 2026
March 2026 Prefunded Warrants	March 2026	$0.0001	—	383,333	(383,333)	—	—	n/a
March 2026 Series G Warrants	March 2026	$1.50	—	6,666,667	—	—	6,666,667	March 2031
March 2026 Series H Warrants	March 2026	$1.50	—	6,666,667	—	—	6,666,667	March 2027
			5,442,508	13,716,667	(383,333)	(1,197,929)	17,577,913

March 2026 Public Offering

On March 20, 2026, the Company closed a public offering (the “March 2026 Public Offering”) pursuant to a placement agency agreement and securities purchase agreements with certain investors participating in the offering, pursuant to which the Company issued and sold (i) an aggregate of 6,283,334 shares of the Company’s common stock, (ii) pre-funded warrants (the “March 2026 Pre-Funded Warrants”) exercisable for an aggregate of up to 383,333 shares of common stock, (iii) Series G warrants (the “Series G Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock and (iv) Series H warrants (the “Series H Warrants” and together with the Series G Warrants, the “March 2026 Common Stock Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock, for aggregate gross proceeds of $10.0 million. Each share of common stock (or March 2026 Pre-Funded Warrant in lieu thereof) was sold together with (i) a Series G Warrant to purchase one share of common stock and (ii) a Series H Warrant to purchase one share of common stock, at a combined public offering price of $1.50 per share of common stock and accompanying March 2026 Common Stock Warrants (or a combined public offering price of $1.4999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Stock Warrants). The March 2026 Pre-Funded Warrants have an exercise price of $0.0001 per share and will expire when exercised in full. The Series G Warrants are exercisable immediately, have a term of five years from the date of issuance and have an exercise price of $1.50 per share. The Series H Warrants are exercisable immediately, have a term of twelve months and have an exercise price of $1.50 per share. The net proceeds to the Company from the March 2026 Public Offering were approximately $8.9 million, after deducting placement agent fees and expenses and other offering expenses payable by the Company.

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

The fair value of the March 2026 Common Stock Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance. Refer to Note 2, Summary of Significant Accounting Policies and Basis of Presentation, for further detail regarding how these assumptions were determined. Due to the nominal exercise price, the fair value of the March 2026 Pre-Funded Warrants approximated the fair value of the Company’s common stock on the issuance date. The grant date relative fair value of the Series G Warrants, Series H Warrants, and March 2026 Pre-Funded Warrants was estimated to be $3.2 million, $2.0 million, and $0.2 million, respectively, recognized as additional paid-in capital in the condensed consolidated balance sheet as they were determined to be equity-classified and categorized as Level 3 within the fair value hierarchy.

The following assumptions and key inputs were used to value the March 2026 Common Stock Warrants at the date of issuance:

	Series G Warrants	Series H Warrants
Risk-free interest rate	4.0%	3.8%
Expected term (years)	5.00	1.00
Expected volatility	138.00%	184.00%
Stock price on valuation date	$0.80	$0.80
Exercise price	$1.50	$1.50
Expected dividend	—%	—%

5. STOCKHOLDERS' EQUITY (DEFICIT), EQUITY INCENTIVE PLANS, AND STOCK-BASED COMPENSATION

The Company's authorized capital stock consists of:

●	515,000,000 shares of common stock, par value $0.0001 per share; and

●	10,000,000 shares of preferred stock, par value $0.0001 per share.

On December 18, 2025, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, to increase the Company’s authorized shares of common stock, par value $0.0001 per share, from 315,000,000 to 515,000,000.

As of June 30, 2026 there were 13,110,377 shares of the Company's common stock outstanding, and no shares of preferred stock outstanding. As of December 31, 2025, there were 5,872,865 shares of the Company's common stock outstanding, and no shares of preferred stock outstanding.

Equity Offering Activity

On March 20, 2026, the Company closed the sale of 6,283,334 shares of common stock, the Series G Warrants, the Series H Warrants, and the March 2026 Pre-Funded Warrants in the Company's March 2026 Public Offering. Refer to Note 4, Warrants, for additional details.

As of June 30, 2026, the Company has shares of common stock reserved for future issuance as follows:

Shares underlying outstanding warrants	17,467,913
Shares reserved for future grants under the 2020 Equity Incentive Plan	514,043
Shares underlying outstanding stock options	569,098
Total common stock reserved for future issuance	18,551,054

May 2025 ATM Sales Agreement

On May 30, 2025, the Company entered into an at market issuance sales agreement (the “May 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Alliance Global Partners serving as agents (the “Agents”), with respect to an at-the-market ("ATM") offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50 million through the Agents. During the three months ended June 30, 2026, the Company did not sell any shares of common stock pursuant to the May 2025 ATM Sales Agreement. During the six months ended June 30, 2026 the Company sold 570,845 shares of common stock pursuant to the May 2025 ATM Sales Agreement, for net proceeds of approximately $2.5 million after deducting sales agent commissions and other offering expenses of approximately $0.1 million.

2020 Equity Incentive Plan

During the six months ended June 30, 2026, in accordance with the “evergreen” provision of the Company’s 2020 Equity Incentive Plan, an additional 584,250 shares were automatically made available for issuance under the plan on the first day of 2026, representing approximately 10% of the number of shares of common stock outstanding on December 31, 2025.

Stock-based Compensation Expense

The Company records stock-based compensation expense based on the fair value of stock options and shares of restricted common stock granted to employees, non-employee consultants and non-employee directors. As of June 30, 2026, the Company had unrecognized stock-based compensation expense of $1.1 million, which is expected to be recognized over a weighted-average period of 1.7 years.

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

The fair value of options granted during the six months ended June 30, 2026 and 2025 used the following assumptions and key inputs:

Black-Scholes-Merton Inputs

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.88%	4.39%
Expected term (in years)	5.50	5.40
Expected volatility	131.00%	110.24%
Expected dividend yield	—%	—%

No options were granted in the three months ended June 30, 2026. The fair value of options granted during the three months ended June 30, 2025 used the following weighted average assumptions and key inputs:

June 30, 2025
Risk-free interest rate	4.18%
Expected term (in years)	5.99
Expected volatility	119.00%
Expected dividend yield	—%

The weighted average fair value of stock options granted during the six months ended June 30, 2026 was $1.66. No options were granted during the three months ended June 30, 2026. The weighted average fair value of stock options granted during the three and six months ended June 30, 2025 were $13.60 and $29.20, respectively. The options have a contractual term of 10 years.

Activity under the Company's equity compensation plan for the six months ended June 30, 2026 is as follows:

	Number of Options Outstanding	Weighted Average Exercise price per share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2025	158,098	$68.80	8.22	$—
Granted	411,000	1.87	—	—
Balance, June 30, 2026	569,098	$20.46	8.77	$—
Options vested and exercisable at June 30, 2026	288,549	$35.80	8.40	$—

For the three months ended June 30, 2026 and 2025, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Three Months Ended June 30,
	2026	2025
Research and development	$127,932	$187,064
General and administrative	86,633	208,213
Total stock-based compensation expense	$214,565	$395,277

For the six months ended June 30, 2026 and 2025, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Six Months Ended June 30,
	2026	2025
Research and development	$426,998	$500,926
General and administrative	372,006	813,470
Total stock-based compensation expense	$799,004	$1,314,396

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

Operating Leases

The Company leases a corporate office located at 10080 N. Wolfe Road, Suite SW3-200, Cupertino, CA 95014. The lease has a 12-month term and includes a renewal option. The lease was renewed in January 2026 for an additional twelve months, with a monthly lease payment of approximately $4,800. The operating lease cost for the three months ended June 30, 2026 and 2025 was approximately $16,400 and $13,800, respectively. The operating lease cost for the six months ended June 30, 2026 and 2025 was approximately $30,900 and $27,600, respectively.

Litigation

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

7. FAIR VALUE MEASUREMENTS

The following tables provide a summary of the assets and liabilities that are required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$18,585,409	$—	$—	$18,585,409
Total assets measured and recorded at fair value	$18,585,409	$—	$—	$18,585,409

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$13,228,720	$—	$—	$13,228,720
Total assets measured and recorded at fair value	$13,228,720	$—	$—	$13,228,720

The following table summarizes the changes in the fair value of the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$—	$27,816	$—	$89,010
Change in fair value of warrant liabilities	—	(11,126)	—	(72,320)
Balance, end of period	$—	$16,690	$—	$16,690

No liabilities were measured at fair value as of June 30, 2026 and December 31, 2025.

The Company had previously issued formerly-outstanding warrants to purchase 27,816 shares of common stock in a private placement (the "Private Warrants") and while outstanding had classified the warrants as derivative liabilities, pursuant to ASC 815, as the Private Warrants had an exercise price that was subject to potential adjustment, with subsequent changes in their fair values having been recognized in the consolidated statement of operations at each reporting date. The Private Warrants expired on December 14, 2025. Upon expiration, the associated warrant liabilities were derecognized, and the remaining fair value was written off through the consolidated statement of operations. The assumptions and key inputs used in the Lattice calculation as of March 31, 2025 were the following:

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

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the filing date of this Quarterly Report on Form 10-Q, the date that the condensed consolidated financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

●

our ability to successfully achieve and realize our plans and intentions for extending the long-term value of the brilaroxazine program and preparing for the next phase of development, including with respect to extending patent life and commercial exclusivity, and our plans for switching to a new form of brilaroxazine in our planned RECOVER-2 Phase 3 trial and our potential New Drug Application (“NDA”) submission, U.S. Food and Drug Administration ("FDA") feedback and our ability to align with FDA, and our plans for, and our ability to successfully complete, our planned bioequivalence study to confirm comparability of the new formulation, as well as our planned RECOVER-2 Phase 3 trial, as well as the results of each of the foregoing, and the expected timing, results and benefits of the Company’s business plans and strategy;

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

As previously disclosed, having not regained compliance with the Bid Price Requirement by such date, we received a letter from the Panel dated May 12, 2026 indicating that the Panel had determined to delist our common stock from Nasdaq. Our common stock was suspended from trading on Nasdaq as of the open of trading on May 14, 2026, and Nasdaq filed a Form 25 on July 10, 2026 pursuant to Rule 12d2-2(b) to strike the common stock from listing on Nasdaq and/or withdraw registration on Nasdaq.

Beginning on May 14, 2026, our common stock is now quoted on the OTCQB Venture Market operated by OTC Markets Group Inc. under its existing symbol “RVPH.”

Reverse Stock Split

As previously announced, effective March 9, 2026, we implemented a reverse stock split of our issued and outstanding common stock at a ratio of one-for-twenty (1:20) (the “Reverse Split”). In connection with the Reverse Split, our common stock is designated under a new CUSIP number, 76152G209. All share, common stock warrant, prefunded warrant, restricted common stock and common stock option amounts, and per share, per common stock warrant, per prefunded warrant, per restricted common stock and per common stock option amounts, in this Quarterly Report on Form 10-Q, have been retrospectively adjusted as appropriate to reflect the Reverse Split.

FDA Pre-NDA Meeting Feedback on Brilaroxazine Development for Schizophrenia Indication

In November 2025, we met with FDA regarding the potential submission of a new drug application ("NDA") for brilaroxazine for the treatment of schizophrenia in adults and the associated data, and patient enrollment requirements. We received written feedback from FDA in December 2025. FDA informed us that it strongly encouraged us to conduct, prior to submission of an NDA, an additional Phase 3 trial that will be similar in design to the successfully completed RECOVER Phase 3 trial of brilaroxazine utilizing 30 mg and 50 mg doses of brilaroxazine. We indicated to FDA that we will conduct a Phase 3 study incorporating this feedback before submitting an NDA.

FDA also provided us with guidance on, among other topics, methods of data analysis, methods of data presentation, and data requirements for studies of animal pharmacokinetics, human abuse potential, and renal and hepatic impairment.

We plan to initiate patient enrollment in the RECOVER-2 Phase 3 study for brilaroxazine in schizophrenia (the “RECOVER-2 Trial”) in the first half of 2027. As previously reported, the FDA has already cleared the protocol for the RECOVER-2 Trial, and we currently expect study completion in 2028. We anticipate that the RECOVER-2 Trial will be similar in design to our completed RECOVER Phase 3 trial of brilaroxazine. We are expecting FDA feedback in the fourth quarter of 2026 on the incorporation of a new formulation of brilaroxazine into our RECOVER-2 Trial and potential NDA, as described below.

Brilaroxazine Program and Intellectual Property Updates

On April 15, 2026, we announced certain business updates, including in connection with our program for the development of brilaroxazine for the treatment of schizophrenia and regarding our intellectual property strategy.

We announced certain efforts centered on extending the long-term value of the brilaroxazine program and preparing for the next phase of development. A component of that strategy is our effort to extend patent life and commercial exclusivity for brilaroxazine, potentially through 2046. To support this objective, on August 11, 2026, we filed a composition of matter patent application on a new form of brilaroxazine internationally in PCT (Patent Cooperation Treaty) and filed an accelerated application in the United States through the United States Patent and Trademark Office (USPTO) Track One Program.

Based on the pre-clinical development package for this new form of brilaroxazine, we are preparing to seek FDA alignment on using this new form of brilaroxazine product in our potential future NDA submission. This would include switching the drug substance of brilaroxazine and its formulation in the second Phase 3 trial in schizophrenia. We believe this type of change is not uncommon in the pharmaceutical industry during late-stage development and prior to NDA filing, particularly when it may strengthen lifecycle management and long-term intellectual property. We are expecting FDA feedback in Q4-2026 on the potential incorporation of the new formulation of brilaroxazine into both our RECOVER-2 Trial and our potential future NDA submission for brilaroxazine for the treatment of schizophrenia. After FDA feedback, we plan to initiate a bioequivalence study to confirm comparability of the new formulation.

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

May 2025 ATM Sales Agreement

On May 30, 2025, we entered into an at market issuance sales agreement (the “May 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Alliance Global Partners serving as agents (the “Agents”), with respect to an at-the-market (ATM) offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through the Agents. The Company does not expect to utilize the May 2025 ATM Sales Agreement while the Company’s common stock is quoted on the OTC Markets Group. During the six months ended June 30, 2026, we sold 570,845 shares of common stock pursuant to the May 2025 ATM Sales Agreement, for net proceeds of $2.5 million, after deducting sales agent commissions and other offering expenses of approximately $0.1 million. There were no sales pursuant to the May 2025 ATM Sales Agreement during the three months ended June 30, 2026.

March 2026 Public Offering

On March 20, 2026, we closed a public offering (the “March 2026 Public Offering”) pursuant to a placement agency agreement and securities purchase agreements with certain investors participating in the offering, pursuant to which we issued and sold (i) an aggregate of 6,283,334 shares of our common stock, (ii) pre-funded warrants (the “March 2026 Pre-Funded Warrants”) exercisable for an aggregate of up to 383,333 shares of our common stock, (iii) Series G warrants (the “Series G Warrants”) exercisable for an aggregate of up to 6,666,667 shares of our common stock and (iv) Series H warrants (the “Series H Warrants” and together with the Series G Warrants, the “March 2026 Common Stock Warrants”) exercisable for an aggregate of up to 6,666,667 shares of our common stock, for aggregate gross proceeds of $10.0 million. Each share of common stock (or March 2026 Pre-Funded Warrant in lieu thereof) was sold together with (i) a Series G Warrant to purchase one share of common stock and (ii) a Series H Warrant to purchase one share of common stock, at a combined public offering price of $1.50 per share of common stock and accompanying March 2026 Common Stock Warrants (or a combined public offering price of $1.4999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Stock Warrants). The March 2026 Pre-Funded Warrants have an exercise price of $0.0001 per share and will expire when exercised in full. The Series G Warrants are exercisable immediately, have a term of five years from the date of issuance and have an exercise price of $1.50 per share. The Series H Warrants are exercisable immediately, have a term of twelve months and have an exercise price of $1.50 per share. The net proceeds to us from the March 2026 Public Offering were approximately $8.9 million, after deducting placement agent fees and expenses and other offering expenses payable by us.

Intellectual Property Overview

We are the sole owner of our patent portfolio that includes issued patents and pending patent applications covering compositions of matter and methods of use of our product candidates RP5063 (brilaroxazine) and RP1208, as well as related compounds. As of June 30, 2026, our portfolio of intellectual property consists of 76 granted patents and 23 pending patent applications in the United States and in over 26 foreign countries.

Brilaroxazine is our first intended commercial product. The original brilaroxazine patents include composition of matter, and methods of use in treating acute mania, autism, BD, depression, psychosis, and schizophrenia. One brilaroxazine original patent (U.S. Patent No. 8,188,076) and its 7 divisional/continuation patents have been granted in the U.S. The original brilaroxazine patents have also been granted in the following foreign countries: Australia, Brazil, Canada, Germany, Spain, France, Great Britain, Hong Kong, Israel, India, Italy, Japan, South Korea, Liechtenstein, Mexico, Russia, Slovakia, and Thailand. We believe that our patent portfolio provides good protection of brilaroxazine. All the U.S. and foreign original brilaroxazine granted patents and pending patent applications will expire or are expected to expire in 2030, if a patent term extension is not obtained. If and when brilaroxazine receives regulatory approval, we intend to apply for patent term extensions on patents covering brilaroxazine in any jurisdiction where patent term extension is available. For example, the expiration date of the first U.S. original brilaroxazine patent may be extendable up to 2035.

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

We also have one U.S. provisional application pending directed to brilaroxazine composition.

All information regarding our patents and applications in this “Intellectual Property Overview” section is furnished as of June 30, 2026.  For information regarding filings subsequent to such date including with respect to a new form of brilaroxazine, please see the discussion appearing under the caption “Brilaroxazine Program and Intellectual Property Updates,” above.

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and have incurred losses since inception. As of June 30, 2026, we had a working capital surplus of approximately $15.2 million, an accumulated deficit of approximately $189.8 million and cash and cash equivalents on hand of approximately $19.9 million. Our net loss for the three months ended June 30, 2026 and 2025, was approximately $2.4 million and $6.1 million, respectively. Our net loss for the six months ended June 30, 2026 and 2025, was approximately $5.6 million and $12.5 million, respectively. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we continue to expect to incur additional costs associated with operating as a public company, which may increase as we continue our efforts to remediate the material weaknesses in our internal control over financial reporting that we identified as more particularly described in Part II, Item 9A of our fiscal year 2025 Annual Report on Form 10-K, and in this Quarterly Report on Form 10-Q below in the section of Part I captioned "Item 4. Controls and Procedures." We will need to generate significant revenues to achieve profitability, and we may never do so.

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

●

add operational, financial and management information systems and personnel, including personnel to support our product candidate development, and any future commercialization efforts, and our ongoing compliance with and maintenance of public company controls, procedures and regulatory requirements and standards. and including in connection with our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that we identified as more particularly described in Part I, Item 4 of this Quarterly Report on form 10-Q, "Controls and Procedures."

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

- Feedback from FDA on potential incorporation of a new formulation of brilaroxazine into the RECOVER-2 Trial and potential NDA expected in Q4-2026*

- After FDA feedback, we plan to initiate a bioequivalence study to confirm comparability of the new formulation*

- We plan to initiate patient enrollment in our RECOVER-2 Trial in 1H-2027*

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

* We plan to initiate patient enrollment in the RECOVER-2 Phase 3 study for brilaroxazine in schizophrenia (the “RECOVER-2 Trial”) in the first half of 2027. As previously reported, the FDA has already cleared the protocol for the RECOVER-2 Trial, and we currently expect study completion in 2028. We anticipate that the RECOVER-2 Trial will be similar in design to our completed RECOVER Phase 3 trial of brilaroxazine. We announced certain efforts centered on extending the long-term value of the brilaroxazine program and preparing for the next phase of development. As described above, in connection with our effort to extend patent life and commercial exclusivity for brilaroxazine potentially through 2046, we have filed a composition of matter patent application on a new form of brilaroxazine internationally in PCT (Patent Cooperation Treaty) and filed an accelerated application in the United States through the United States Patent and Trademark Office (USPTO) Track One Program. Based on the pre-clinical development package for this new form of brilaroxazine, we are preparing to seek FDA alignment on using this new form of brilaroxazine product in our future new drug application (“NDA”) submission. This would include switching the drug substance of brilaroxazine and its formulation in the RECOVER-2 Trial. We are expecting FDA feedback on this strategy in Q4-2026. After FDA feedback, we plan to initiate a bioequivalence study to confirm comparability of the new formulation.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025:

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change	Change
	2026	2025	Amount	Percentage
Operating expenses
Research and development	$1,394,569	$3,724,755	$(2,330,186)	(62.6)%
General and administrative	1,222,974	2,348,227	(1,125,253)	(47.9)%
Total operating expenses	2,617,543	6,072,982
Loss from operations	(2,617,543)	(6,072,982)
Gain on remeasurement of warrant liabilities	—	11,126	(11,126)	(100.0)%
Interest expense	(2,935)	(4,797)	1,862	(38.8)%
Interest income	176,319	22,847	153,472	671.7%
Other expense, net	(1,040)	(1,850)	810	(43.8)%
Total other income, net	172,344	27,326
Loss before provision for income taxes	(2,445,199)	(6,045,656)
Provision for income taxes	2,632	7,954	(5,322)	(66.9)%
Net loss	$(2,447,831)	$(6,053,610)

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses represent both internal and external costs.

For the three months ended June 30, 2026 and 2025, research and development expenses were approximately $1.4 million and $3.7 million, respectively. Specifically, during the three months ended June 30, 2026 and 2025, our research and development costs consisted primarily of the following costs associated with our key research and development projects for advancing the clinical development of brilaroxazine during the reporting periods, which during such periods consisted primarily of our OLE Trial for our Phase 3 clinical study for brilaroxazine: (i) internal salaries, wages and other payroll related costs for employees involved in research and development activities, of approximately $0.4 million and $0.6 million in each period, respectively; (ii) internal stock-based compensation expenses with respect to employees involved in research and development activities, of approximately $0.1 million and $0.2 million, respectively; and (iii) external research and development expenses of approximately $0.9 million and $2.9 million, respectively (which includes clinical (including clinical consulting) research and development costs of approximately $0.6 million and $2.6 million, respectively, non-clinical safety related costs of an insignificant amount and approximately $0.1 million, respectively, non-clinical manufacturing related costs of approximately $0.2 million in each period and non-clinical consulting costs of $0.1 million and an insignificant amount, respectively.

The decrease in research and development expenses for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily attributed to a decrease in external clinical research and development costs, partially attributed to a decrease in costs associated with patient visits as the OLE Trial proceeded toward completion during 2025 with the remaining OLE activities thereafter consisting of post-data readout activities and trial wind-down costs.

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

General and Administrative Expenses

For the three months ended June 30, 2026 and 2025, general and administrative expenses were approximately $1.2 million and $2.3 million, respectively. Specifically, during the three months ended June 30, 2026 and 2025, our general and administrative expenses consisted primarily of: (i) stock-based compensation expense of approximately $0.1 million and $0.2 million, respectively; (ii) consultant and professional expenses of approximately $0.3 million and $1.0 million, respectively; (iii) legal expenses of approximately $0.2 million and $0.5 million, respectively; (iv) employee-related expenses of approximately $0.5 million in each period; and (v) Directors and Officers insurance expenses of approximately $0.1 million in each period.

Gain on Remeasurement of Warrant Liabilities

We recognized a remeasurement of warrant liabilities gain of approximately $11.1 thousand for the three months ended June 30, 2025 resulting from a decrease in the calculated fair value of the warrants, principally as a result of the decrease in our stock price. Our previously outstanding liability-classified warrants expired in December 2025; accordingly, no gain or loss was recognized for the three months ended June 30, 2026.

Interest Expense

We incurred interest expense of approximately $2.9 thousand and $4.8 thousand for the three months ended June 30, 2026 and 2025, respectively. The decrease in interest expense is attributed to the reduced interest rate on short term debt obtained by us related to Directors and Officers liability insurance policy premiums.

Interest Income

Interest income was approximately $0.2 million for the three months ended June 30, 2026 and an insignificant amount for the three months ended June 30, 2025. The interest income increase of approximately $0.2 million was primarily due to an increase in average cash balances during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Other Expense, net

Other expense, net was approximately $1.0 thousand for the three months ended June 30, 2026 and approximately $1.9 thousand for the three months ended June 30, 2025. The decrease of approximately $0.9 thousand was primarily attributable to a lower period-over-period foreign currency transaction loss from foreign currency fluctuations related to the consolidation of our Indian subsidiary.

Comparison of the six months ended June 30, 2026 and 2025:

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change	Change
	2026	2025	Amount	Percentage
Operating expenses
Research and development	$2,829,704	$7,838,292	$(5,008,588)	(63.9)%
General and administrative	3,059,791	4,772,857	(1,713,066)	(35.9)%
Total operating expenses	5,889,495	12,611,149
Loss from operations	(5,889,495)	(12,611,149)
Gain on remeasurement of warrant liabilities	—	72,320	(72,320)	(100.0)%
Interest expense	(9,588)	(16,417)	6,829	(41.6)%
Interest income	265,673	108,958	156,715	143.8%
Other expense, net	(4,430)	(26,995)	22,565	(83.6)%
Total other income, net	251,655	137,866
Loss before provision for income taxes	(5,637,840)	(12,473,283)
Provision for income taxes	5,978	13,167	(7,189)	(54.6)%
Net loss	$(5,643,818)	$(12,486,450)

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses represent both internal and external costs.

For the six months ended June 30, 2026 and 2025, research and development expenses were approximately $2.8 million and $7.8 million, respectively. Specifically, during the six months ended June 30, 2026 and 2025, our research and development costs consisted primarily of the following costs associated with our key research and development projects for advancing the clinical development of brilaroxazine during the reporting periods, which during such periods consisted primarily of our OLE Trial for our Phase 3 clinical study for brilaroxazine: (i) internal salaries, wages and other payroll related costs for employees involved in research and development activities, of approximately $0.9 million and $1.4 million in each period, respectively; (ii) internal stock-based compensation expenses with respect to employees involved in research and development activities, of approximately $0.4 million and $0.5 million, respectively; and (iii) external research and development expenses of approximately $1.5 million and $5.9 million, respectively (which includes clinical (including clinical consulting) research and development costs of approximately $1.0 million and $4.8 million, respectively, non-clinical safety related costs of an insignificant amount and approximately $0.6 million, respectively, non-clinical manufacturing related costs of approximately $0.2 million in each period, non-clinical consulting and other related costs of approximately $0.2 million and $0.1 million, respectively) and non-clinical IPF costs of approximately $0.1 million and an insignificant amount, respectively.

The decrease in research and development expenses for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily attributed to a decrease in external clinical research and development costs, partially attributed to a decrease in costs associated with patient visits as the OLE Trial proceeded toward completion during 2025 with the remaining OLE activities thereafter consisting of post-data readout activities and trial wind-down costs.

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

General and Administrative Expenses

For the six months ended June 30, 2026 and 2025, general and administrative expenses were approximately $3.1 million and $4.8 million, respectively. Specifically, during the six months ended June 30, 2026 and 2025, our general and administrative expenses consisted primarily of: (i) stock-based compensation expense of approximately $0.4 million and $0.8 million, respectively; (ii) consultant and professional expenses of approximately $0.9 million and $1.9 million, respectively; (iii) legal expenses of approximately $0.5 million and $0.7 million, respectively; (iv) employee-related expenses of approximately $1.0 million in each period; (v) Directors and Officers insurance expenses of approximately $0.2 million in each period; and (vi) other general and administrative expenses of approximately $0.1 million and $0.2 million, respectively.

Gain on Remeasurement of Warrant Liabilities

We recognized a remeasurement of warrant liabilities gain of approximately $0.1 million for the six months ended June 30, 2025 resulting from a decrease in the calculated fair value of the warrants, principally as a result of the decrease in our stock price. Our previously outstanding liability-classified warrants expired in December 2025; accordingly, no gain or loss was recognized for the six months ended June 30, 2026.

Interest Expense

We incurred interest expense of approximately $9.6 thousand and $16.4 thousand for the six months ended June 30, 2026 and 2025, respectively. The decrease in interest expense is attributed to the reduced interest rate on short term debt obtained by us related to Directors and Officers liability insurance policy premiums.

Interest Income

Interest income was approximately $0.3 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. The interest income increase of approximately $0.2 million was primarily due to an increase in average cash balances during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Other Expense, net

Other expense, net was approximately $4.4 thousand for the six months ended June 30, 2026 and approximately $27.0 thousand for the six months ended June 30, 2025. The decrease of approximately $22.6 thousand was primarily attributable to a lower period-over-period foreign currency transaction loss from foreign currency fluctuations related to the consolidation of our Indian subsidiary.

Liquidity and Capital Resources

			Change
	June 30, 2026	December 31, 2025	Amount	Percentage
Balance Sheet Data:
Cash and cash equivalents	$19,889,960	$14,438,792	5,451,168	37.8%
Working capital surplus	$15,207,245	$7,827,924	7,379,321	94.3%
Total assets	$21,140,590	$15,923,198	5,217,392	32.8%
Total stockholders' equity	$15,207,245	$8,647,645	6,559,600	75.9%

	Six Months Ended June 30,		Change
Statement of Cash Flow Data:	2026	2025	Amount	Percentage
Net cash used in operating activities	$(5,916,698)	$(13,206,946)	7,290,248	(55.2)%
Net cash provided by financing activities	11,367,866	10,094,329	1,273,537	12.6%
Net increase (decrease) in cash and cash equivalents	$5,451,168	$(3,112,617)	8,563,785	(275.1)%

Capital Resources

We have funded our operations to date primarily from the issuance and sale of our equity and equity-linked securities, such as warrants. As of June 30, 2026, we had cash and cash equivalents of approximately $19.9 million. To fund our current operating plans, we will need to raise significant additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities. We believe that we have adequate cash on hand to cover anticipated outlays into July 2027, but will need additional fundraising activities and cash on hand prior to such time. We have based this estimate, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. We will need to raise additional funds to continue funding our development efforts and operations. We intend to secure such additional funding, although there are no guarantees or commitments for additional funding. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the consolidated financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity, debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition, and our ability to pursue our business strategy, and our ability to continue as a going concern. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates including our planned RECOVER-2 Phase 3 Trial for brilaroxazine in schizophrenia and other activities to continue development of our brilaroxazine program; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; add operational, financial and management information systems and personnel, including personnel to support our product candidate development, and any future commercialization efforts, and our ongoing compliance with and maintenance of public company controls, procedures and regulatory requirements and standards, including in connection with our ongoing remediation efforts regarding the material weaknesses in our internal controls as disclosed in Part I, Item 4, "Controls and Procedures," of this Quarterly Report on Form 10-Q; and experience any delays or encounter issues with any of the above. See also the discussion set forth under the caption “Financial Overview” appearing in this Management’s Discussion and Analysis of Financial Condition and Results of Operation section above.

On March 20, 2026, we closed a public offering (the “March 2026 Public Offering”) conducted pursuant to a placement agency agreement (the “March 2026 Placement Agency Agreement”) and securities purchase agreements with certain investors participating in the offering, pursuant to which we issued and sold (i) an aggregate of 6,283,334 shares of common stock, (ii) pre-funded warrants (the “March 2026 Pre-Funded Warrants”) exercisable for an aggregate of up to 383,333 shares of common stock (the “March 2026 Pre-Funded Warrant Shares”), (iii) Series G warrants (the “Series G Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock (the “Series G Warrant Shares”) and (iv) Series H warrants (the “Series H Warrants” and together with the Series G Warrants, the “March 2026 Common Stock Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock (the “Series H Warrant Shares” and together with the March 2026 Pre-Funded Warrant Shares and Series G Warrant Shares, the “March 2026 Warrant Shares”), for aggregate gross proceeds of $10.0 million. Each share of common stock (or March 2026 Pre-Funded Warrant in lieu thereof) was sold together with (i) a Series G Warrant to purchase one share of common stock and (ii) a Series H Warrant to purchase one share of common stock, at a combined public offering price of $1.50 per share of common stock and accompanying March 2026 Common Stock Warrants (or a combined public offering price of $1.4999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Stock Warrants). The March 2026 Pre-Funded Warrants have an exercise price of $0.0001 per share and will expire when exercised in full. The Series G Warrants are exercisable immediately, have a term of five years from the date of issuance and have an exercise price of $1.50 per share. The Series H Warrants are exercisable immediately, have a term of twelve months and have an exercise price of $1.50 per share. The net proceeds to us from the March 2026 Public Offering were approximately $8.9 million, after deducting Placement Agent fees and expenses and other offering expenses payable by us.

During the six months ended June 30, 2026 , we sold 570,845 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of $2.5 million after deducting sales agent commissions and other offering expenses of approximately $0.1 million. During the three months ended June 30, 2026, and through the filing date of this Quarterly Report on Form 10-Q, we have not sold any shares of common stock pursuant to the May 2025 ATM Sales Agreement.

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

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was approximately $5.9 million, consisting primarily of a net loss of approximately $5.6 million, adjusted for non-cash items, including stock-based compensation expense of approximately $0.8 million, coupled with a decrease in our operating assets and liabilities totaling approximately $1.1 million. The $1.1 million decrease in net operating assets and liabilities was primarily due to a decrease in accounts payable as well as accrued expenses and other current liabilities coupled with an increase in prepaid clinical trial costs, net with a decrease in prepaid expenses and other current assets.

Net cash used in operating activities for the six months ended June 30, 2025, was approximately $13.2 million, consisting primarily of a net loss of approximately $12.5 million, adjusted for non-cash items, including a change in fair value of warrant liabilities gain of approximately $0.1 million, and stock-based compensation expense of approximately $1.3 million, coupled with a decrease in our operating assets and liabilities totaling approximately $1.9 million. The $1.9 million decrease in net operating assets and liabilities was primarily due to a decrease in accrued clinical expenses, other accrued expenses and accounts payable coupled with an increase in prepaid expenses and other current assets, net with a decrease in prepaid clinical trial costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was approximately $11.4 million. Cash provided by financing activities during the six months ended June 30, 2026 was attributable to approximately $9.1 million in proceeds from issuance of common stock, common stock warrants, and pre-funded warrants, net of transaction costs paid, and $2.5 million in net proceeds from the issuance of common stock pursuant to the May 2025 ATM Sales Agreement, which was offset by the repayments of short-term debt of approximately $0.2 million.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, management concluded that as of June 30, 2026, the Company did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below.

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

Notwithstanding the existence of the material weaknesses as described above, we believe that the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may, from time to time, become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as previously disclosed in our 10-K for the fiscal year ended December 31, 2025, we are currently not aware of any other legal proceedings or claims that may be, individually or in the aggregate, material to us.

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

We currently have no products that are approved for commercial sale and may never be able to develop marketable drug products. We expect that a substantial portion of our efforts and expenditures in the foreseeable future will be devoted to brilaroxazine. Our only other product candidate is RP1208, which is in the pre-clinical phase. We do not expect to allocate a significant portion of our efforts or resources to the clinical trials or development of this product candidate in the foreseeable future. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of brilaroxazine. We cannot be certain that brilaroxazine will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market brilaroxazine in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future, including with respect to brilaroxazine for schizophrenia, pending completion of all studies and trials including completion of the planned bioequivalence study for the new brilaroxazine form and our planned RECOVER-2 trial. Obtaining approval of an NDA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of brilaroxazine and our other product candidates for many reasons, including:

●	we may not be able to demonstrate that brilaroxazine is safe and effective as a treatment for our targeted indications to the FDA’s satisfaction;

●

the FDA may require additional Phase 3 trials of brilaroxazine in schizophrenia, including in connection with our plan to switch to a new form of brilaroxazine in the Phase 3 RECOVER-2 trial, which would increase our costs and prolong brilaroxazine’s development;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

●	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

●	the contract research organizations, or CROs, that we retain to conduct clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

●	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of brilaroxazine outweigh its safety risks;

●	the FDA may disagree with our interpretation of data from its preclinical studies and clinical trials or may require that we conduct additional studies;

●	the FDA may not accept data generated at our clinical trial sites;

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

Our common stock was delisted from trading on Nasdaq and is currently quoted under its trading symbol “RVPH” on the OTCQB Venture Market tier of the OTC Markets Group, which involves additional risks compared to being listed on a national securities exchange.

As previously disclosed, on May 12, 2026, we received notice from the Nasdaq Hearings Panel (the “Panel”) that the Panel had determined to delist our common stock from The Nasdaq Capital Market (“Nasdaq”) due to our non-compliance with the requirement under Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “Bid Price Requirement”), and as a result our common stock was suspended from trading on Nasdaq as of the open of trading on May 14, 2026 (the “Nasdaq Delisting”). Commencing May 14, 2026, our common stock is now quoted on the OTCQB Venture Market tier of the OTC Markets Group (the “OTCQB Venture Market”), continuing to utilize its existing trading symbol “RVPH”.

The Nasdaq Delisting has adversely impacted our Company, and may continue to materially and adversely impact us in several ways, including, without limitation, by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing or able to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) impairing our ability to provide equity incentives to our employees; (iv) impacting our common stock as it will fall within the definition of a “penny stock,” which would cause brokers trading our common stock to adhere to more stringent rules; (v) causing analysts to limit or stop coverage of our common stock; and (vi) limiting availability of market quotations for our common stock.

Although our common stock is currently available for quotation on the OTCQB Venture Market, the fact that our common stock is quoted on the OTC Markets (rather than being listed on a national securities exchange), has and may continue to result in limited liquidity of the public trading market for our common stock. The lack of an active, liquid trading market for our common stock could have material adverse effects on our business, financial condition and future prospects due to, among other things, impairing the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable and reducing the trading liquidity and fair market value of the shares of our common stock, as well as our ability raise funds through the sale of equity or equity-linked securities that will be required to operate our existing and future business.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.

The OTC Markets system is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a national stock exchange. These factors may result in investors having difficulty reselling any shares of our common stock.

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

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

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

Reviva Pharmaceuticals Holdings, Inc. (Registrant)

Date: August 12, 2026	By: /s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By: /s/ Narayan Prabhu
Narayan Prabhu
Chief Financial Officer
(Principal Financial and Accounting Officer)