Form 10-Q
period 2026-09-30
REVIVA PHARMACEUTICALS HOLDINGS, INC.
filed 2026-11-13
CIK 1742927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A*	N/A*	N/A*

*The registrant’s common stock is currently quoted on the OTCQB Venture Market operated by OTC Markets Group Inc. under the symbol “RVPH”, with such OTC quotation having commenced on May 14, 2026 upon the common stock’s suspension from The Nasdaq Capital Market (“Nasdaq”), and Nasdaq filing a Form 25 on July 10, 2026 to effect the delisting of the Company's common stock from Nasdaq.

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

As of November 10, 2026 the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 13,110,377.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

FORM 10-Q TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$17,458,418	$14,438,792
Prepaid clinical trial costs	819,721	—
Prepaid expenses and other current assets	279,186	664,685
Total current assets	18,557,325	15,103,477
Non-current prepaid clinical trial costs	—	819,721
Total Assets	$18,557,325	$15,923,198

Liabilities and Stockholders’ Equity

Liabilities
Short-term debt	$44,388	$406,875
Accounts payable	2,476,554	3,009,074
Accrued clinical expenses	2,103,213	2,582,094
Accrued compensation	654,575	485,899
Other accrued liabilities	199,234	791,611
Total current liabilities	5,477,964	7,275,553
Total Liabilities	5,477,964	7,275,553

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock, par value of $0.0001; 515,000,000 shares authorized; 13,110,377 and 5,872,865 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	12,378	11,655
Preferred Stock, par value of $0.0001; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	205,147,658	192,773,942
Accumulated deficit	(192,080,675)	(184,137,952)
Total stockholders' equity	13,079,361	8,647,645

Total Liabilities and Stockholders’ Equity	$18,557,325	$15,923,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$1,198,460	$2,131,444	$4,028,164	$9,969,736
General and administrative	1,234,058	1,898,397	4,293,849	6,671,254
Total operating expenses	2,432,518	4,029,841	8,322,013	16,640,990
Loss from operations	(2,432,518)	(4,029,841)	(8,322,013)	(16,640,990)
Other income (expense)
(Loss) gain on remeasurement of warrant liabilities	—	(27,816)	—	44,504
Interest expense	(1,174)	(2,605)	(10,762)	(19,022)
Interest income	135,329	59,103	401,002	168,061
Other income (expense), net	1,392	(6,774)	(3,038)	(33,769)
Total other income, net	135,547	21,908	387,202	159,774
Loss before provision for income taxes	(2,296,971)	(4,007,933)	(7,934,811)	(16,481,216)
Provision for income taxes	1,934	2,840	7,912	16,007
Net loss	$(2,298,905)	$(4,010,773)	$(7,942,723)	$(16,497,223)

Net loss per share:
Basic and diluted	$(0.17)	$(1.09)	$(0.71)	$(5.71)

Weighted average shares outstanding
Basic and diluted	13,208,816	3,664,647	11,169,518	2,887,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
Three Months Ended September 30, 2026	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2026	13,110,377	$12,378	$204,976,637	$(189,781,770)	$15,207,245
Stock-based compensation expense	—	—	171,021	—	171,021
Net loss	—	—	—	(2,298,905)	(2,298,905)
Balance at September 30, 2026	13,110,377	$12,378	$205,147,658	$(192,080,675)	$13,079,361

	Common Stock
Nine Months Ended September 30, 2026	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2025	5,872,865	$11,655	$192,773,942	$(184,137,952)	$8,647,645
Common stock issued in connection with warrant exercises	383,333	38	—	—	38
Issuance of common stock in At-The-Market (ATM) offering, net of transaction costs	570,845	57	2,528,879	—	2,528,936
Issuance of common stock in public offerings, net of transaction costs	6,283,334	628	3,510,664	—	3,511,292
Issuance of common stock warrants in public offerings, net of transaction costs	—	—	5,149,950	—	5,149,950
Issuance of pre-funded warrants in public offering, net of transaction costs	—	—	214,198	—	214,198
Stock-based compensation expense	—	—	970,025	—	970,025
Net loss	—	—	—	(7,942,723)	(7,942,723)
Balance at September 30, 2026	13,110,377	$12,378	$205,147,658	$(192,080,675)	$13,079,361

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
Three Months Ended September 30, 2025	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
Balance at June 30, 2025	3,430,548	$6,800	$176,293,553	$(176,759,500)	$(459,147)
Issuance of common stock in At-The-Market (ATM) offering, net of transaction costs	59,176	118	500,855	—	500,973
Issuance of common stock in June 2025 and September 2025 public offerings, net of transaction costs	1,350,000	2,700	3,362,148	—	3,364,848
Issuance of common stock warrants in June 2025 and September 2025 public offerings, net of transaction costs	—	—	4,695,455	—	4,695,455
Vesting of restricted common stock issued to consultant in exchange for services	7,500	—	—	—	—
Stock-based compensation expense	—	—	458,379	—	458,379
Net loss	—	—	—	(4,010,773)	(4,010,773)
Balance at September 30, 2025	4,847,224	$9,618	$185,310,390	$(180,770,273)	$4,549,735

	Common Stock
Nine Months Ended September 30, 2025	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	2,359,327	$4,658	$165,080,964	$(164,273,050)	$812,572
Common stock issued in connection with warrant exercises	8,038	16	241,109	—	241,125
Issuance of common stock in At-The-Market (ATM) offering, net of transaction costs	122,359	244	1,191,331	—	1,191,575
Issuance of common stock in June 2025 and September 2025 public offerings, net of transaction costs	2,350,000	4,700	7,258,095	—	7,262,795
Issuance of common stock warrants in June 2025 and September 2025 public offerings, net of transaction costs	—	—	9,766,116	—	9,766,116
Vesting of restricted common stock issued to consultant in exchange for services	7,500	—		—	—
Stock-based compensation expense	—	—	1,772,775	—	1,772,775
Net loss	—	—	—	(16,497,223)	(16,497,223)
Balance at September 30, 2025	4,847,224	$9,618	$185,310,390	$(180,770,273)	$4,549,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(7,942,723)	$(16,497,223)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	—	(44,504)
Stock-based compensation expense	970,025	1,772,775
Changes in operating assets and liabilities:
Prepaid clinical trial costs (current and non-current)	—	458,859
Prepaid expenses and other current assets	306,749	418,508
Accounts payable	(532,520)	(1,210,527)
Accrued expenses and other current liabilities	(902,582)	(3,694,320)
Net cash used in operating activities	(8,101,051)	(18,796,432)
Cash flows from financing activities
Repayment of short-term debt	(362,487)	(458,154)
Proceeds from issuance of common stock in ATM offering, net of transaction costs paid	2,528,936	1,300,686
Proceeds from issuance of common stock, common stock warrants, and pre-funded warrants in offerings, net of transaction costs paid	8,954,190	17,419,703
Proceeds from exercise of common stock warrants	38	241,125
Net cash provided by financing activities	11,120,677	18,503,360
Net increase (decrease) in cash and cash equivalents	3,019,626	(293,072)
Cash and cash equivalents, beginning of period	14,438,792	13,476,331
Cash and cash equivalents, end of period	$17,458,418	$13,183,259

Supplemental disclosures of cash flow information:
Cash paid for taxes	$675	$3,369
Cash paid for interest	$10,762	$19,022

Noncash Investing and Financing Activities:
Issuance of common stock warrants	$5,149,950	$9,766,116
Issuance of pre-funded warrants	$214,198	$—
Transaction costs related to offerings included in accounts payable and accrued expenses	$—	$499,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVIVA PHARMACEUTICALS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS

Reviva Pharmaceuticals Holdings, Inc. (together with its consolidated subsidiaries, the “Company” or "Reviva") is a late-stage pharmaceutical company developing new therapies that seek to address unmet medical needs in the areas of central nervous system ("CNS"), inflammatory and cardiometabolic diseases.

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

Reverse Stock Split

On March 9, 2026, Reviva completed a 1-for-20 reverse stock split of its issued and outstanding shares of common stock (the "Reverse Split"). The Reverse Split did not change the number of authorized shares of common stock or par value of the Company's common stock. No cash or fractional shares were issued in connection with the Reverse Split, and instead the Company rounded up to the next whole share in lieu of issuing fractional shares that would have been issued in the Reverse Split. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s outstanding stock options, restricted common stock, and warrants, the exercise price of the Company’s outstanding stock options, restricted common stock and warrants, and the number of shares reserved for issuance under the Company’s equity incentive plan. All share, common stock warrant, pre-funded warrant, restricted common stock and common stock option amounts, and per share, per common stock warrant, per pre-funded warrant, per restricted common stock and per common stock option amounts, in these condensed consolidated financial statements have been retrospectively adjusted as appropriate to reflect the Reverse Split.

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

Also as previously disclosed, having not regained compliance with the Bid Price Requirement by such date, the Company received a letter from the Panel dated May 12, 2026 indicating that the Panel had determined to delist Reviva's common stock from Nasdaq. Reviva's common stock was suspended from trading on Nasdaq as of the open of trading on May 14, 2026, and Nasdaq filed a Form 25 on July 10, 2026 to effect the delisting of the Company’s common stock from Nasdaq.

Beginning on May 14, 2026, Reviva's common stock has been quoted on the OTCQB Venture Market operated by OTC Markets Group Inc. (the "OTCQB Venture Market") under its existing symbol “RVPH.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

The unaudited condensed consolidated balance sheet as of December 31, 2025, has been derived from the Company's audited financial statements at that date but does not include all disclosures and financial information required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025, which were included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Reviva Pharmaceuticals Holdings, Inc. and its wholly-owned subsidiaries Reviva Pharmaceuticals, Inc. and Reviva Pharmaceuticals India Pvt. Ltd. The Company's foreign subsidiary’s functional currency is the U.S. dollar. The Company recognizes a foreign currency gain or loss each reporting period as part of other income (expense), net, on the consolidated statement of operations. Any such foreign currency gain or loss is recognized as part of other income (expense), net, on the condensed consolidated statement of operations. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. All transactions and balances between the parent and its subsidiaries have been eliminated in consolidation.

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

Liquidity and going concern

The Company has incurred losses since inception and as of September 30, 2026, the Company had a working capital surplus of approximately $13.1 million, an accumulated deficit of approximately $192.1 million and cash and cash equivalents on hand of approximately $17.5 million. The Company's net loss for the three months ended September 30, 2026 and 2025 was approximately $2.3 million and $4.0 million, respectively. The Company's net loss for the nine months ended September 30, 2026 and 2025 was approximately $7.9 million and $16.5 million, respectively. The Company expects to incur significant expenses and increased operating losses for at least the next several years. The Company expects its expenses to increase in connection with its ongoing activities to research, develop and commercialize its product candidates. The Company will need to generate significant revenues to achieve profitability, and it may never do so.

The Company’s current cash on hand is not sufficient to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2026, the Company raised capital through registered financial offerings, including sales of common stock pursuant to the Company’s May 2025 ATM Sales Agreement (Note 5) and the sale of common stock, common stock warrants, and pre-funded warrants through a public offering (Note 4). The Company believes that it has adequate cash on hand to cover anticipated outlays into the third quarter of 2027, but will need additional fundraising activities and cash on hand prior to such time. The Company has based this estimate, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than it currently expects. The Company will need to raise additional funds to continue funding its development efforts and operations. The Company intends to secure such additional funding, although there are no guarantees or commitments for additional funding. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the consolidated financial statements are issued. The amount and timing of the Company's future funding requirements will depend on many factors, including the pace and results of the Company's clinical development efforts. The Company will seek to fund its operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying, discontinuing certain clinical activities or ceasing operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Substantially all the Company’s cash and cash equivalents are held in demand deposit and money market funds at three financial institutions. Deposits in financial institutions may, from time to time, exceed federally insured limits. Amounts held in demand deposit in excess of federally insured limits, totaled $940,502 and $878,844 as of September 30, 2026 and December 31, 2025, respectively. To date, the Company has not experienced any losses on its deposits of cash.

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

The Company contracts with vendors and consultants to provide services related to the Company’s research and development. Costs and expenses that represented 10% or more of research and development costs for the three and nine months ended September 30, 2026 and 2025 consisted of the following: during the three months ended September 30, 2026, costs from two vendors each represented 16% and 12% of total research and development expenses, respectively; during the three months ended September 30, 2025, costs from two vendors each represented 28% and 10% of total research and development expenses, respectively; during the nine months ended September 30, 2026, there were no significant vendors related to research and development expenses; and during the nine months ended September 30, 2025, costs from one vendor represented 39% of total research and development expenses.

The Company’s operating results may be materially affected by the foregoing factors.

Cash and cash equivalents

As of September 30, 2026 and December 31, 2025, the Company’s cash was maintained in demand deposit forms at three financial institutions. The Company considers any highly liquid investments, such as money market funds, with an original maturity of three months or less to be cash and cash equivalents.

The components of cash and cash equivalents were as follows:

	As of September 30, 2026	As of December 31, 2025
Cash on deposit	$1,269,661	$1,210,072
Money market funds (cash equivalents)	16,188,757	13,228,720
Cash and cash equivalents	$17,458,418	$14,438,792

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

During the fiscal year ended December 31, 2025, all patient visits related to the ongoing trials concluded due to the completion of the Company's Phase 3 RECOVER-1 trial and completion of its open-label extension trial (the "OLE Trial"), and clinical sites were closed. Clinical trial costs were therefore recorded based on actual costs to date provided by the Company's CROs, as these clinical trials in progress were then deemed to be in the wind-down phase. Previously, the Company's accrued clinical trial costs for patients and sites included the calculation of patient visits incurred, but not yet reported by the vendor. The calculation previously involved the use of key inputs and assumptions such as estimated budget, estimated unreported costs based on historical trending of reported costs to date, and projected costs remaining until the conclusion of the trials which is no longer necessary given the status of the clinical trials.

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

3. NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and pre-funded warrants outstanding during the period. Diluted net loss per share includes potentially dilutive securities such as stock options, and warrants to purchase common stock (excluding pre-funded warrants that are exercisable for $0.002 per warrant and $0.0001 per warrant) unless the result of inclusion would be anti-dilutive. These securities have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2026 and 2025, because all such securities are anti-dilutive for all periods presented.

The components of basic and diluted net loss per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(2,298,905)	$(4,010,773)	$(7,942,723)	$(16,497,223)
Denominator:
Weighted-average common shares outstanding – basic and diluted	13,208,816	3,664,647	11,169,518	2,887,726
Net loss per share – basic and diluted	$(0.17)	$(1.09)	$(0.71)	$(5.71)

The following table summarizes the Company’s potentially dilutive securities, in common share equivalents, which have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares issuable upon exercise of stock options	501,098	156,460	501,098	156,460
Shares of unvested restricted common stock issuable to consultant in the future in exchange for services to be provided	—	7,500	—	7,500
Shares issuable upon exercise of warrants to purchase common stock	16,955,524	6,677,832	16,955,524	6,677,832
	17,456,622	6,841,792	17,456,622	6,841,792

The shares issuable upon exercise of warrants to purchase common stock exclude (i) 98,439 pre-funded warrants outstanding as of September 30, 2026, exercisable at $0.002 per warrant, and (ii) 98,439 pre-funded warrants outstanding as of September 30, 2025, exercisable at $0.002 per warrant.

The diluted net loss per share computation equals basic net loss per share for the three and nine months ended September 30, 2026 and 2025 because the Company had a net loss and the impact of the assumed exercise of stock options and certain warrants would be anti-dilutive.

4. WARRANTS

The following is a summary of the Company’s warrant activity (number of common stock shares underlying the warrants) for the nine months ended September 30, 2026:

Warrant Issuance	Issuance Date	Exercise Price	Outstanding, December 31, 2025	Warrant Shares Issued	Warrant Shares Exercised	Warrant Shares Cancelled/ Expired	Outstanding, September 30, 2026	Expiration Date
June 2021 Common Stock Warrants	June 2021	$82.50	222,254	—	—	(222,254)	—	May 2026
June 2021 Common Stock Warrants (August 2024 Amended)	June 2021	$15.93	109,999	—	—	—	109,999	August 2029
September 2022 Private Pre-Funded Warrants	September 2022	$0.002	69,170	—	—	—	69,170	September 2027
September 2022 Common Stock Warrants	September 2022	$48.00	69,170	—	—	—	69,170	September 2027
November 2023 Common Stock Warrants	November 2023	$100.00	97,560	—	—	—	97,560	November, 2028
November 2023 Common Stock Warrants (May 2024 Amended)	November 2023	$29.10	68,293	—	—	—	68,293	May 2029
November 2023 Common Stock Warrants (August 2024 Amended)	November 2023	$15.93	126,830	—	—	—	126,830	August 2029
November 2023 Pre-Funded Warrants	November 2023	$0.002	29,269	—	—	—	29,269	November 2028
May 2024 Common Stock Warrants	May 2024	$29.10	94,937	—	—	—	94,937	May 2029
August 2024 Common Stock Warrants	August 2024	$15.93	238,096	—	—	—	238,096	August 2029
August 2024 Underwriter Warrants	August 2024	$26.25	11,905	—	—	—	11,905	August 2029
December 2024 Series B Common Stock Warrants	December 2024	$30.00	594,725	—		—	594,725	December 2029
June 2025 Series C Common Stock Warrants	June 2025	$10.00	992,825	—	—	—	992,825	June 2030
June 2025 Series D Common Stock Warrants	June 2025	$10.00	975,675	—	—	(975,675)	—	June 2026
September 2025 Series E Common Stock Warrants	September 2025	$6.70	1,217,850	—	—	—	1,217,850	September 2030
September 2025 Series F Common Stock Warrants	September 2025	$6.70	523,950	—	—	(523,950)	—	September 2026
March 2026 Pre-Funded Warrants	March 2026	$0.0001	—	383,333	(383,333)	—	—	n/a
March 2026 Series G Warrants	March 2026	$1.50	—	6,666,667	—	—	6,666,667	March 2031
March 2026 Series H Warrants	March 2026	$1.50	—	6,666,667	—	—	6,666,667	March 2027
			5,442,508	13,716,667	(383,333)	(1,721,879)	17,053,963

March 2026 Public Offering

On March 20, 2026, the Company closed a public offering (the “March 2026 Public Offering”) pursuant to a placement agency agreement and securities purchase agreements with certain investors participating in the offering, pursuant to which the Company issued and sold (i) an aggregate of 6,283,334 shares of the Company’s common stock, (ii) pre-funded warrants (the “March 2026 Pre-Funded Warrants”) exercisable for an aggregate of up to 383,333 shares of common stock, (iii) Series G warrants (the “Series G Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock and (iv) Series H warrants (the “Series H Warrants” and together with the Series G Warrants, the “March 2026 Common Stock Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock, for aggregate gross proceeds of $10.0 million. Each share of common stock (or March 2026 Pre-Funded Warrant in lieu thereof) was sold together with (i) a Series G Warrant to purchase one share of common stock and (ii) a Series H Warrant to purchase one share of common stock, at a combined public offering price of $1.50 per share of common stock and accompanying March 2026 Common Stock Warrants (or a combined public offering price of $1.4999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Stock Warrants). The March 2026 Pre-Funded Warrants had an exercise price of $0.0001 per share and expired upon their full exercise. The Series G Warrants are exercisable immediately, have a term of five years from the date of issuance and have an exercise price of $1.50 per share. The Series H Warrants are exercisable immediately, have a term of twelve months and have an exercise price of $1.50 per share. The net proceeds to the Company from the March 2026 Public Offering were approximately $8.9 million, after deducting placement agent fees and expenses and other offering expenses payable by the Company.

The Company evaluated the March 2026 Common Stock Warrants and March 2026 Pre-Funded Warrants in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that they should be classified as equity instruments, with no recurring fair value measurement required. The March 2026 Common Stock Warrants and March 2026 Pre-Funded Warrants are indexed to the Company’s common stock and require settlement through physical settlement or in certain circumstances if permitted net share settlement, if exercised. Accordingly, the March 2026 Common Stock Warrants and March 2026 Pre-Funded Warrants were recorded at their grant date fair value with no subsequent remeasurement.

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

As of September 30, 2026 there were 13,110,377 shares of the Company's common stock outstanding, and no shares of preferred stock outstanding. As of December 31, 2025, there were 5,872,865 shares of the Company's common stock outstanding, and no shares of preferred stock outstanding.

Equity Offering Activity

On March 20, 2026, the Company closed the sale of 6,283,334 shares of common stock, the Series G Warrants, the Series H Warrants, and the March 2026 Pre-Funded Warrants in the Company's March 2026 Public Offering. Refer to Note 4, Warrants, for additional details.

As of September 30, 2026, the Company has shares of common stock reserved for future issuance as follows:

Shares underlying outstanding warrants	17,053,963
Shares reserved for future grants under the 2020 Equity Incentive Plan	582,043
Shares underlying outstanding stock options	501,098
Total common stock reserved for future issuance	18,137,104

May 2025 ATM Sales Agreement

On May 30, 2025, the Company entered into an at market issuance sales agreement (the “May 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Alliance Global Partners serving as agents (the “Agents”), with respect to an at-the-market ("ATM") offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50 million through the Agents. During the three months ended September 30, 2026, the Company did not sell any shares of common stock pursuant to the May 2025 ATM Sales Agreement. During the nine months ended September 30, 2026 the Company sold 570,845 shares of common stock pursuant to the May 2025 ATM Sales Agreement, for net proceeds of approximately $2.5 million after deducting sales agent commissions and other offering expenses of approximately $0.1 million.

2020 Equity Incentive Plan

During the nine months ended September 30, 2026, in accordance with the “evergreen” provision of the Company’s 2020 Equity Incentive Plan, an additional 584,250 shares were automatically made available for issuance under the plan on the first day of 2026, representing approximately 10% of the number of shares of common stock outstanding on December 31, 2025.

Stock-based Compensation Expense

The Company records stock-based compensation expense based on the fair value of stock options and shares of restricted common stock granted to employees, non-employee consultants and non-employee directors. As of September 30, 2026, the Company had unrecognized stock-based compensation expense of $0.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.

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

The fair value of options granted during the nine months ended September 30, 2026 and 2025 used the following assumptions and key inputs:

Black-Scholes-Merton Inputs

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.88%	4.39%
Expected term (in years)	5.50	5.40
Expected volatility	131.00%	110.24%
Expected dividend yield	—%	—%

The weighted average fair value of stock options granted during the nine months ended September 30, 2026 was $1.66. No options were granted during the three months ended September 30, 2026. The weighted average fair value of stock options granted during the nine months ended September 30, 2025 was $1.46. No options were granted during the three months ended September 30, 2025. All options have a contractual term of 10 years.

Activity under the Company's equity compensation plan for the nine months ended September 30, 2026 is as follows:

	Number of Options Outstanding	Weighted Average Exercise price per share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance, December 31, 2025	158,098	$68.80	8.22	$—
Granted	411,000	1.87	—	—
Expired/Cancelled	(68,000)	9.30	—	—
Balance, September 30, 2026	501,098	$21.97	8.87	$—
Options vested and exercisable at September 30, 2026	286,418	$35.09	8.49	$—

For the three months ended September 30, 2026 and 2025, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Three Months Ended September 30,
	2026	2025
Research and development	$83,484	$169,051
General and administrative	87,537	289,328
Total stock-based compensation expense	$171,021	$458,379

For the nine months ended September 30, 2026 and 2025, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Nine Months Ended September 30,
	2026	2025
Research and development	$510,482	$669,977
General and administrative	459,543	1,102,798
Total stock-based compensation expense	$970,025	$1,772,775

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

Operating Leases

The Company leases a corporate office located at 10080 N. Wolfe Road, Suite SW3-200, Cupertino, CA 95014. The lease has a 12-month term and includes a renewal option. The lease was renewed in January 2026 for an additional twelve months, with a monthly lease payment of approximately $4,800. The operating lease cost for the three months ended September 30, 2026 and 2025 was approximately $14,500 and $13,800, respectively. The operating lease cost for the nine months ended September 30, 2026 and 2025 was approximately $45,400 and $41,400, respectively.

Litigation

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

7. FAIR VALUE MEASUREMENTS

The following tables provide a summary of the assets and liabilities that are required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$16,188,757	$—	$—	$16,188,757
Total assets measured and recorded at fair value	$16,188,757	$—	$—	$16,188,757

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$13,228,720	$—	$—	$13,228,720
Total assets measured and recorded at fair value	$13,228,720	$—	$—	$13,228,720

The following table summarizes the changes in the fair value of the warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$—	$16,690	$—	$89,010
Change in fair value of warrant liabilities	—	27,816	—	(44,504)
Balance, end of period	$—	$44,506	$—	$44,506

No liabilities were measured at fair value as of September 30, 2026 and December 31, 2025.

The Company had previously issued formerly-outstanding warrants to purchase 27,816 shares of common stock in a private placement (the "Private Warrants") and while outstanding had classified the warrants as derivative liabilities, pursuant to ASC 815, as the Private Warrants had an exercise price that was subject to potential adjustment, with subsequent changes in their fair values having been recognized in the consolidated statement of operations at each applicable reporting date. The Private Warrants expired on December 14, 2025. Upon expiration, the associated warrant liabilities were derecognized, and the remaining fair value was written off through the consolidated statement of operations. The assumptions and key inputs used in the Lattice calculation as of September 30, 2025 were the following:

Risk-free interest rate	4.07%
Remaining expected term of Private Warrants (years)	0.21
Expected volatility(1)	493.50%
Stock price on valuation date	$7.40
Exercise price	$230
Expected dividend	—%

(1)	Based on volatility implied by the Company's formerly-outstanding publicly traded warrant market price. The Company's publicly traded warrants expired on December 14, 2025.

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

All statements other than statements of historical fact included in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this section, words such as “anticipate,” “believe,” “estimate,” "project," “expect,” “intend,” “target,” “plan,” “potential,” “assume” and similar expressions, as they relate to our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

●

our ability to successfully achieve and realize our plans and intentions for extending the long-term value of the brilaroxazine program and preparing for the next phase of development, including with respect to extending patent life and commercial exclusivity, and our plans for switching to a new formulation of brilaroxazine in our planned RECOVER-2 Phase 3 trial and our potential New Drug Application (“NDA”) submission, U.S. Food and Drug Administration ("FDA") feedback and our ability to align with FDA, and our plans for, and our ability to successfully complete, our planned bioequivalence study to confirm comparability of the new formulation, as well as our planned RECOVER-2 Phase 3 trial, as well as the results of each of the foregoing, and the expected timing, results and benefits of the Company’s business plans and strategy;

●	our ability to maintain compliance with the continued listing requirements of the OTCQB Venture Market tier of the OTC Markets Group (“OTCQB Venture Market”);

●	our ability to raise additional capital while trading on the OTCQB Venture Market may be adversely impacted;

●

our ability to successfully apply and attain approval for relisting on Nasdaq as intended, including the projected timing thereof, which is associated with corresponding risks including that our application and associated listing process may be delayed and/or unsuccessful, and that there can be no assurances that it will occur on any particular timing or at all;

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

●

the accuracy of our estimates regarding expenses and capital requirements, including estimated costs of our clinical studies, and our estimates about our forecasted cash runway, together with our efforts to manage our capital resources;

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

Also as previously disclosed, having not regained compliance with the Bid Price Requirement by such date, we received a letter from the Panel dated May 12, 2026 indicating that the Panel had determined to delist our common stock from Nasdaq. Our common stock was suspended from trading on Nasdaq as of the open of trading on May 14, 2026, and Nasdaq filed a Form 25 on July 10, 2026 to effect the delisting of our common stock from Nasdaq.

Beginning on May 14, 2026, our common stock has been quoted on the OTCQB Venture Market operated by OTC Markets Group Inc. under its existing symbol “RVPH.”

Reverse Stock Split

As previously announced, effective March 9, 2026, we implemented a reverse stock split of our issued and outstanding common stock at a ratio of one-for-twenty (1:20) (the “Reverse Split”). In connection with the Reverse Split, our common stock is designated under a new CUSIP number, 76152G209. All share, common stock warrant, pre-funded warrant, restricted common stock and common stock option amounts, and per share, per common stock warrant, per pre-funded warrant, per restricted common stock and per common stock option amounts, in this Quarterly Report on Form 10-Q, have been retrospectively adjusted as appropriate to reflect the Reverse Split.

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

We plan to initiate patient enrollment in the RECOVER-2 Phase 3 study for brilaroxazine in schizophrenia (the “RECOVER-2 Trial”) in the first half of 2027, subject to additional financing. As previously reported, the FDA has already cleared the protocol for the RECOVER-2 Trial, and we currently expect study completion in 2028. The RECOVER-2 Trial will be similar in design to our completed RECOVER Phase 3 trial of brilaroxazine.

Brilaroxazine Program and Intellectual Property Updates

On April 15, 2026, we announced certain business updates, including in connection with our program for the development of brilaroxazine for the treatment of schizophrenia and regarding our intellectual property strategy.

We announced certain efforts centered on extending the long-term value of the brilaroxazine program and preparing for the next phase of development. A component of that strategy is our effort to extend patent life and commercial exclusivity for brilaroxazine, potentially through 2046. To support this objective, on August 11, 2026, we filed a composition of matter patent application on a new formulation of brilaroxazine internationally in PCT (Patent Cooperation Treaty) and filed an accelerated application in the United States through the United States Patent and Trademark Office (USPTO) Track One Program.

Based on the pre-clinical development package for this new formulation of brilaroxazine, we are seeking FDA alignment on using this new formulation of brilaroxazine product in our potential future NDA submission. This would include switching the drug substance of brilaroxazine and its formulation in the second Phase 3 trial in schizophrenia (RECOVER-2). We believe this type of change is not uncommon in the pharmaceutical industry during late-stage development and prior to NDA filing, particularly when it may strengthen lifecycle management and long-term intellectual property. We are expecting FDA feedback in Q4-2026 on the potential incorporation of the new formulation of brilaroxazine into both our RECOVER-2 Trial and our potential future NDA submission for brilaroxazine for the treatment of schizophrenia. After FDA feedback, we plan to initiate a bioequivalence study to confirm comparability of the new formulation.

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

May 2025 ATM Sales Agreement

On May 30, 2025, we entered into an at market issuance sales agreement (the “May 2025 ATM Sales Agreement”) with B. Riley Securities, Inc. and Alliance Global Partners serving as agents (the “Agents”), with respect to an at-the-market (ATM) offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50 million through the Agents. The Company does not expect to utilize the May 2025 ATM Sales Agreement while the Company’s common stock is quoted on the OTC Markets Group, and the underlying Form S-3 “shelf” Registration Statement currently covering the offering of the shares pursuant to the May 2025 ATM Sales Agreement (including the prospectus supplement forming a part thereof related to the ATM offering), expires on February 13, 2027 pursuant to SEC rules. During the nine months ended September 30, 2026, we sold 570,845 shares of common stock pursuant to the May 2025 ATM Sales Agreement, for net proceeds of $2.5 million, after deducting sales agent commissions and other offering expenses of approximately $0.1 million. There were no sales pursuant to the May 2025 ATM Sales Agreement during the three months ended September 30, 2026.

March 2026 Public Offering

On March 20, 2026, we closed a public offering (the “March 2026 Public Offering”) pursuant to a placement agency agreement and securities purchase agreements with certain investors participating in the offering, pursuant to which we issued and sold (i) an aggregate of 6,283,334 shares of our common stock, (ii) pre-funded warrants (the “March 2026 Pre-Funded Warrants”) exercisable for an aggregate of up to 383,333 shares of our common stock, (iii) Series G warrants (the “Series G Warrants”) exercisable for an aggregate of up to 6,666,667 shares of our common stock and (iv) Series H warrants (the “Series H Warrants” and together with the Series G Warrants, the “March 2026 Common Stock Warrants”) exercisable for an aggregate of up to 6,666,667 shares of our common stock, for aggregate gross proceeds of $10.0 million. Each share of common stock (or March 2026 Pre-Funded Warrant in lieu thereof) was sold together with (i) a Series G Warrant to purchase one share of common stock and (ii) a Series H Warrant to purchase one share of common stock, at a combined public offering price of $1.50 per share of common stock and accompanying March 2026 Common Stock Warrants (or a combined public offering price of $1.4999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Stock Warrants). The March 2026 Pre-Funded Warrants had an exercise price of $0.0001 per share and expired upon their full exercise. The Series G Warrants are exercisable immediately, have a term of five years from the date of issuance and have an exercise price of $1.50 per share. The Series H Warrants are exercisable immediately, have a term of twelve months and have an exercise price of $1.50 per share. The net proceeds to us from the March 2026 Public Offering were approximately $8.9 million, after deducting placement agent fees and expenses and other offering expenses payable by us.

Intellectual Property Overview

We are the sole owner of our patent portfolio that includes issued patents and pending patent applications covering compositions of matter and methods of use of our product candidates RP5063 (brilaroxazine) and RP1208, as well as related compounds. As of  September 30, 2026, our portfolio of intellectual property consists of 76 granted patents and 24 pending patent applications in the United States and in over 26 foreign countries.

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

In addition, we have two U.S. pending applications each directed to a brilaroxazine composition.

We have two international applications pending; one directed to a method of using brilaroxazine for treating a specific symptom, and one directed to a new formulation of brilaroxazine.

All information regarding our patents and applications in this “Intellectual Property Overview” section is furnished as of September 30, 2026.

Financial Overview

We are a clinical-stage biopharmaceutical company and have not generated any revenues from the sale of products. We have never been profitable and have incurred losses since inception. As of September 30, 2026, we had a working capital surplus of approximately $13.1 million, an accumulated deficit of approximately $192.1 million and cash and cash equivalents on hand of approximately $17.5 million. Our net loss for the three months ended September 30, 2026 and 2025, was approximately $2.3 million and $4.0 million, respectively. Our net loss for the nine months ended September 30, 2026 and 2025, was approximately $7.9 million and $16.5 million, respectively. We expect our expenses to increase in connection with our ongoing activities to research, develop and commercialize our product candidates. Furthermore, we continue to expect to incur additional costs associated with operating as a public company, which may increase as we continue our efforts to remediate the material weaknesses in our internal control over financial reporting that we identified as more particularly described in Part II, Item 9A of our fiscal year 2025 Annual Report on Form 10-K, and in this Quarterly Report on Form 10-Q below in the section of Part I captioned "Item 4. Controls and Procedures." We will need to generate significant revenues to achieve profitability, and we may never do so.

We expect our expenses will increase in connection with our ongoing activities, as we:

●

invest significantly to further research and develop, through clinical trials for brilaroxazine, including completion of remaining open-label extension trial ("OLE Trial") activities, initiating and conducting our planned bioequivalence study to confirm comparability of the new formulation of brilaroxazine, initiating and conducting our planned Phase 3 RECOVER-2 Trial, and pre-clinical research for RP1208, and seek regulatory approval for our product candidates brilaroxazine and RP1208;

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

●

continue to incur costs and expenses associated with operating as a public company, including without limitation additional costs and expenses associated with our planned application and related processes to relist on Nasdaq;

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

- Feedback from FDA on potential incorporation of a new formulation of brilaroxazine into the RECOVER-2 Trial and potential NDA expected in Q4-2026*

- After FDA feedback, we plan to initiate in Q1 2027 a bioequivalence study to confirm comparability of the new formulation*

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

* We plan to initiate patient enrollment in the RECOVER-2 Phase 3 study for brilaroxazine in schizophrenia (the “RECOVER-2 Trial”) in the first half of 2027, subject to additional financing. As previously reported, the FDA has already cleared the protocol for the RECOVER-2 Trial, and we currently expect study completion in 2028. We anticipate that the RECOVER-2 Trial will be similar in design to our completed RECOVER Phase 3 trial of brilaroxazine. We announced certain efforts centered on extending the long-term value of the brilaroxazine program and preparing for the next phase of development. As described above, in connection with our effort to extend patent life and commercial exclusivity for brilaroxazine potentially through 2046, we have filed a composition of matter patent application on a new formulation of brilaroxazine internationally in PCT (Patent Cooperation Treaty) and filed an accelerated application in the United States through the United States Patent and Trademark Office (USPTO) Track One Program. Based on the pre-clinical development package for this new formulation of brilaroxazine, we are seeking FDA alignment on using this new formulation of brilaroxazine product in our future new drug application (“NDA”) submission. This would include switching the drug substance of brilaroxazine and its formulation in the RECOVER-2 Trial. We expect FDA feedback on this strategy in Q4-2026. After FDA feedback, we plan to initiate a bioequivalence study in Q1 2027 to confirm comparability of the new formulation.

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

Critical Accounting Estimates

Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 30, 2026. Since the date of such Annual Report, there have been no material changes in our critical accounting estimates

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025:

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change	Change
	2026	2025	Amount	Percentage
Operating expenses
Research and development	$1,198,460	$2,131,444	$(932,984)	(43.8)%
General and administrative	1,234,058	1,898,397	(664,339)	(35.0)%
Total operating expenses	2,432,518	4,029,841
Loss from operations	(2,432,518)	(4,029,841)
Loss on remeasurement of warrant liabilities	—	(27,816)	27,816	100.0%
Interest expense	(1,174)	(2,605)	1,431	54.9%
Interest income	135,329	59,103	76,226	129.0%
Other income (expense), net	1,392	(6,774)	8,166	120.5%
Total other income, net	135,547	21,908
Loss before provision for income taxes	(2,296,971)	(4,007,933)
Provision for income taxes	1,934	2,840	(906)	(31.9)%
Net loss	$(2,298,905)	$(4,010,773)

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses represent both internal and external costs.

For the three months ended September 30, 2026 and 2025, research and development expenses were approximately $1.2 million and $2.1 million, respectively. Specifically, during the three months ended September 30, 2026 and 2025, our research and development costs consisted primarily of the following costs associated with our key research and development projects for advancing the clinical development of brilaroxazine during the reporting periods, which during such periods consisted primarily of our OLE Trial for our Phase 3 clinical study for brilaroxazine: (i) internal salaries, wages and other payroll related costs for employees involved in research and development activities, of approximately $0.4 million and $0.5 million in each period, respectively; (ii) internal stock-based compensation expenses with respect to employees involved in research and development activities, of approximately $0.1 million and $0.2 million, respectively; and (iii) external research and development expenses of approximately $0.7 million and $1.4 million, respectively (which includes clinical (including clinical consulting) research and development costs of approximately $0.5 million and $1.2 million, respectively, non-clinical safety related costs of an insignificant amount and $0.1 million, respectively, non-clinical manufacturing related costs of approximately $0.1 million in each period and non-clinical consulting costs of $0.1 million and an insignificant amount, respectively).

The decrease in research and development expenses for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily attributed to a decrease in external clinical research and development costs, partially attributed to a decrease in costs associated with patient visits as the OLE Trial proceeded toward completion during 2025 with the remaining OLE activities thereafter consisting of post-data readout activities and trial wind-down costs.

We expect our research and development activities to substantially increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with our ongoing operations, including expenses associated with activities required to complete the development of brilaroxazine in schizophrenia including expenses associated with our planned bioequivalence study and our planned Phase 3 RECOVER-2 Trial, and other expenses to take us through the submission of the planned NDA for brilaroxazine, together with additional costs post-NDA submission in preparation of potential commercialization if approved. For additional information, please see the discussion appearing above in the introductory section of this Part I-Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Administrative Expenses

For the three months ended September 30, 2026 and 2025, general and administrative expenses were approximately $1.2 million and $1.9 million, respectively. Specifically, during the three months ended September 30, 2026 and 2025, our general and administrative expenses consisted primarily of: (i) stock-based compensation expense of approximately $0.1 million and $0.3 million, respectively; (ii) consultant and professional expenses of approximately $0.3 million and $0.4 million, respectively; (iii) legal expenses of approximately $0.2 million and $0.5 million, respectively; (iv) employee-related expenses of approximately $0.5 million in each period; (v) Directors and Officers insurance expenses of approximately $0.1 million in each period; and (vi) other general and administrative expenses of an insignificant amount and $0.1 million, respectively.

Loss on Remeasurement of Warrant Liabilities

We recognized a remeasurement of warrant liabilities loss of approximately $27.8 thousand for the three months ended September 30, 2025 resulting from the increase in the calculated fair value of the warrants attributed to an increase in volatility offset by a marginal decrease in stock price. Our previously outstanding liability-classified warrants expired in December 2025; accordingly, no gain or loss was recognized for the three months ended September 30, 2026.

Interest Expense

We incurred interest expense of approximately $1.2 thousand and $2.6 thousand for the three months ended September 30, 2026 and 2025, respectively. The decrease in interest expense is attributed to the reduced interest rate on short term debt obtained by us related to Directors and Officers liability insurance policy premiums.

Interest Income

Interest income was approximately $135.3 thousand for the three months ended September 30, 2026 and $59.1 thousand for the three months ended September 30, 2025. The interest income increase of approximately $76.2 thousand was primarily due to an increase in average cash balances during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Other Income (Expense), net

Other income, net was approximately $1.4 thousand for the three months ended September 30, 2026 and other expense, net was approximately $6.8 thousand for the three months ended September 30, 2025. The approximately $8.2 thousand change in the positive direction for the three-month period ended September 30, 2026 as compared to the corresponding 2025 period, was primarily attributable to a lower period-over-period foreign currency transaction loss from foreign currency fluctuations related to the consolidation of our Indian subsidiary for the 2026 period as compared to the 2025 period.

Comparison of the nine months ended September 30, 2026 and 2025:

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change	Change
	2026	2025	Amount	Percentage
Operating expenses
Research and development	$4,028,164	$9,969,736	$(5,941,572)	(59.6)%
General and administrative	4,293,849	6,671,254	(2,377,405)	(35.6)%
Total operating expenses	8,322,013	16,640,990
Loss from operations	(8,322,013)	(16,640,990)
Gain on remeasurement of warrant liabilities	—	44,504	(44,504)	(100.0)%
Interest expense	(10,762)	(19,022)	8,260	43.4%
Interest income	401,002	168,061	232,941	138.6%
Other expense, net	(3,038)	(33,769)	30,731	91.0%
Total other income, net	387,202	159,774
Loss before provision for income taxes	(7,934,811)	(16,481,216)
Provision for income taxes	7,912	16,007	(8,095)	(50.6)%
Net loss	$(7,942,723)	$(16,497,223)

Research and Development Expenses

Research and development costs are expensed as incurred. These expenses represent both internal and external costs.

For the nine months ended September 30, 2026 and 2025, research and development expenses were approximately $4.0 million and $10.0 million, respectively. Specifically, during the nine months ended September 30, 2026 and 2025, our research and development costs consisted primarily of the following costs associated with our key research and development projects for advancing the clinical development of brilaroxazine during the reporting periods, which during such periods consisted primarily of our OLE Trial for our Phase 3 clinical study for brilaroxazine: (i) internal salaries, wages and other payroll related costs for employees involved in research and development activities, of approximately $1.3 million and $2.0 million in each period, respectively; (ii) internal stock-based compensation expenses with respect to employees involved in research and development activities, of approximately $0.5 million and $0.7 million, respectively; and (iii) external research and development expenses of approximately $2.2 million and $7.3 million, respectively (which includes clinical (including clinical consulting) research and development costs of approximately $1.5 million and $6.0 million, respectively, non-clinical safety related costs of an insignificant amount and approximately $0.7 million, respectively, non-clinical manufacturing related costs of approximately $0.2 million and $0.5 million, respectively, and non-clinical consulting and other related costs of approximately $0.5 million and $0.1 million, respectively).

The decrease in research and development expenses for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily attributed to a decrease in external clinical research and development costs, partially attributed to a decrease in costs associated with patient visits as the OLE Trial proceeded toward completion during 2025 with the remaining OLE activities thereafter consisting of post-data readout activities and trial wind-down costs.

We expect our research and development activities to substantially increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with our ongoing operations, including expenses associated with activities required to complete the development of brilaroxazine in schizophrenia including expenses associated with our planned bioequivalence study and our planned Phase 3 RECOVER-2 Trial, and other expenses to take us through the submission of the planned NDA for brilaroxazine, together with additional costs post-NDA submission in preparation of potential commercialization if approved. For additional information, please see the discussion appearing above in the introductory section of this Part I-Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Administrative Expenses

For the nine months ended September 30, 2026 and 2025, general and administrative expenses were approximately $4.3 million and $6.7 million, respectively. Specifically, during the nine months ended September 30, 2026 and 2025, our general and administrative expenses consisted primarily of: (i) stock-based compensation expense of approximately $0.5 million and $1.1 million, respectively; (ii) consultant and professional expenses of approximately $1.2 million and $2.3 million, respectively; (iii) legal expenses of approximately $0.7 million and $1.2 million, respectively; (iv) employee-related expenses of approximately $1.5 million in each period; (v) Directors and Officers insurance expenses of approximately $0.3 million in each period; and (vi) other general and administrative expenses of approximately $0.1 million and $0.3 million, respectively.

Gain on Remeasurement of Warrant Liabilities

We recognized a remeasurement of warrant liabilities gain of approximately $44.5 thousand for the nine months ended September 30, 2025 resulting from a decrease in the calculated fair value of the warrants, principally as a result of the decrease in our stock price. Our previously outstanding liability-classified warrants expired in December 2025; accordingly, no gain or loss was recognized for the nine months ended September 30, 2026.

Interest Expense

We incurred interest expense of approximately $10.8 thousand and $19.0 thousand for the nine months ended September 30, 2026 and 2025, respectively. The decrease in interest expense is attributed to the reduced interest rate on short term debt obtained by us related to Directors and Officers liability insurance policy premiums.

Interest Income

Interest income was approximately $0.4 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively. The interest income increase of approximately $0.2 million was primarily due to an increase in average cash balances during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Other Expense, net

Other expense, net was approximately $3.0 thousand for the nine months ended September 30, 2026 and approximately $33.8 thousand for the nine months ended September 30, 2025. The decrease of approximately $30.8 thousand for the nine months ended September 30, 2026 as compared to the corresponding 2025 period, was primarily attributable to a lower period-over-period foreign currency transaction loss from foreign currency fluctuations for the relevant 2026 period as compared to the 2025 period related to the consolidation of our Indian subsidiary.

Liquidity and Capital Resources

			Change
	September 30, 2026	December 31, 2025	Amount	Percentage
Balance Sheet Data:
Cash and cash equivalents	$17,458,418	$14,438,792	3,019,626	20.9%
Working capital surplus	$13,079,361	$7,827,924	5,251,437	67.1%
Total assets	$18,557,325	$15,923,198	2,634,127	16.5%
Total stockholders' equity	$13,079,361	$8,647,645	4,431,716	51.2%

	Nine Months Ended September 30,		Change
Statement of Cash Flow Data:	2026	2025	Amount	Percentage
Net cash used in operating activities	$(8,101,051)	$(18,796,432)	10,695,381	56.9%
Net cash provided by financing activities	11,120,677	18,503,360	(7,382,683)	(39.9)%
Net increase (decrease) in cash and cash equivalents	$3,019,626	$(293,072)	3,312,698	1130.3%

Capital Resources

We have funded our operations to date primarily from the issuance and sale of our equity and equity-linked securities, such as warrants. As of September 30, 2026, we had cash and cash equivalents of approximately $17.5 million. To fund our current operating plans, we will need to raise significant additional capital. Our existing cash and cash equivalents will not be sufficient for us to complete development of our product candidates and, if applicable, to prepare for commercializing any product candidate that may receive approval. Accordingly, we will continue to require substantial additional capital beyond our existing cash to continue our clinical development and potential commercialization activities. We believe that we have adequate cash on hand to cover anticipated outlays into the third quarter of 2027, but will need additional fundraising activities and cash on hand prior to such time. We have based this estimate, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. We will need to raise additional funds to continue funding our development efforts and operations. We intend to secure such additional funding, although there are no guarantees or commitments for additional funding. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the consolidated financial statements are issued. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We will seek to fund our operations through public or private equity, debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition, and our ability to pursue our business strategy, and our ability to continue as a going concern. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and pre-clinical and clinical development of our product candidates including our planned bioequivalence study to confirm comparability of the new formulation of brilaroxazine, our planned RECOVER-2 Phase 3 Trial for brilaroxazine in schizophrenia and other activities to continue development of our brilaroxazine program; expand the scope of our current studies for our product candidates; initiate additional pre-clinical, clinical or other studies for our product candidates; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; add operational, financial and management information systems and personnel, including personnel to support our product candidate development, and any future commercialization efforts, and our ongoing compliance with and maintenance of public company controls, procedures and regulatory requirements and standards, including in connection with our ongoing remediation efforts regarding the material weaknesses in our internal controls as disclosed in Part I, Item 4, "Controls and Procedures," of this Quarterly Report on Form 10-Q; and experience any delays or encounter issues with any of the above. See also the discussion set forth under the caption “Financial Overview” appearing in this Management’s Discussion and Analysis of Financial Condition and Results of Operation section above.

On March 20, 2026, we closed a public offering (the “March 2026 Public Offering”) conducted pursuant to a placement agency agreement (the “March 2026 Placement Agency Agreement”) and securities purchase agreements with certain investors participating in the offering, pursuant to which we issued and sold (i) an aggregate of 6,283,334 shares of common stock, (ii) pre-funded warrants (the “March 2026 Pre-Funded Warrants”) exercisable for an aggregate of up to 383,333 shares of common stock (the “March 2026 Pre-Funded Warrant Shares”), (iii) Series G warrants (the “Series G Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock (the “Series G Warrant Shares”) and (iv) Series H warrants (the “Series H Warrants” and together with the Series G Warrants, the “March 2026 Common Stock Warrants”) exercisable for an aggregate of up to 6,666,667 shares of common stock (the “Series H Warrant Shares” and together with the March 2026 Pre-Funded Warrant Shares and Series G Warrant Shares, the “March 2026 Warrant Shares”), for aggregate gross proceeds of $10.0 million. Each share of common stock (or March 2026 Pre-Funded Warrant in lieu thereof) was sold together with (i) a Series G Warrant to purchase one share of common stock and (ii) a Series H Warrant to purchase one share of common stock, at a combined public offering price of $1.50 per share of common stock and accompanying March 2026 Common Stock Warrants (or a combined public offering price of $1.4999 per March 2026 Pre-Funded Warrant and accompanying March 2026 Common Stock Warrants). The March 2026 Pre-Funded Warrants had an exercise price of $0.0001 per share and expired upon their full exercise. The Series G Warrants are exercisable immediately, have a term of five years from the date of issuance and have an exercise price of $1.50 per share. The Series H Warrants are exercisable immediately, have a term of twelve months and have an exercise price of $1.50 per share. The net proceeds to us from the March 2026 Public Offering were approximately $8.9 million, after deducting Placement Agent fees and expenses and other offering expenses payable by us.

During the nine months ended September 30, 2026 , we sold 570,845 shares of common stock pursuant to the May 2025 ATM Sales Agreement for net proceeds of $2.5 million after deducting sales agent commissions and other offering expenses of approximately $0.1 million. During the three months ended September 30, 2026, and through the filing date of this Quarterly Report on Form 10-Q, we have not sold any shares of common stock pursuant to the May 2025 ATM Sales Agreement. The Company does not expect to utilize the May 2025 ATM Sales Agreement while the Company’s common stock is quoted on the OTC Markets Group, and the underlying Form S-3 “shelf” Registration Statement currently covering the offering of the shares pursuant to the May 2025 ATM Sales Agreement (including the prospectus supplement forming a part thereof related to the ATM offering), expires on February 13, 2027 pursuant to SEC rules.

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

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was approximately $8.1 million, consisting primarily of a net loss of approximately $7.9 million, adjusted for non-cash items, including stock-based compensation expense of approximately $1.0 million, coupled with a decrease in our operating assets and liabilities totaling approximately $1.2 million. The $1.2 million decrease in net operating assets and liabilities was primarily due to a decrease in accounts payable as well as accrued expenses and other current liabilities, net with a decrease in prepaid expenses and other current assets.

Net cash used in operating activities for the nine months ended September 30, 2025, was approximately $18.8 million, consisting primarily of a net loss of approximately $16.5 million, adjusted for non-cash items, including stock-based compensation expense of approximately $1.8 million, coupled with a decrease in our operating assets and liabilities totaling approximately $4.0 million. The $4.0 million decrease in net operating assets and liabilities was primarily due to a decrease in accrued clinical expenses, other accrued expenses and accounts payable, net with a decrease in prepaid expenses, other current assets, and prepaid clinical trial costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was approximately $11.1 million. Cash provided by financing activities during the nine months ended September 30, 2026 was attributable to approximately $9.0 million in proceeds from issuance of common stock, common stock warrants, and pre-funded warrants, net of transaction costs paid, and $2.5 million in net proceeds from the issuance of common stock pursuant to the May 2025 ATM Sales Agreement, which was offset by the repayments of short-term debt of approximately $0.4 million.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, management concluded that as of September 30, 2026, the Company did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below.

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

ITEM 1A. RISK FACTORS.

Our business is subject to substantial risks and uncertainties. An investment in our securities involves a high degree of risk. In addition to the other information set forth in this report and in our other SEC filings from time to time, you should carefully consider the factors discussed in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 30, 2026, as supplemented by the information set forth in “Part II, Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026, as filed with the SEC on May 13, 2026 and August 12, 2026, respectively, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by the risks described in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026, may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 30, 2026, as supplemented by the risk factors previously disclosed in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026, as filed with the SEC on May 13, 2026 and August 12, 2026, respectively.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit
10.1*	Form of Notice of Option Exercise under the registrant's 2020 Equity Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Reviva Pharmaceuticals Holdings, Inc. (Registrant)

Date: November 12, 2026	By: /s/ Laxminarayan Bhat
Laxminarayan Bhat
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By: /s/ Narayan Prabhu
Narayan Prabhu
Chief Financial Officer
(Principal Financial and Accounting Officer)